Form 10-Q
period 1993-11-30
INTERNATIONAL MULTIFOODS CORP
filed 1994-01-13
CIK 51410

PART I. FINANCIAL INFORMATION

             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

          Consolidated Condensed Statements of Operations (unaudited)
                     (in thousands except per share amounts)



                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                Nov. 30,     Nov. 30,     Nov. 30,     Nov. 30,
                                   1993         1992         1993         1992
Net sales                     $ 585,626    $ 596,798  $ 1,662,925  $ 1,686,844
Cost of sales                  (511,508)    (517,763)  (1,458,207)  (1,478,928)
Selling, general and
  administrative                (52,077)     (52,726)    (151,191)    (149,194)
Unusual items                         -            -      (47,464)           -
Interest, net                    (2,096)      (3,202)      (7,865)     (10,023)
Corporate                           337          998         (607)         177
Earnings (losses) from
  unconsolidated affiliates           -          304      (12,187)         862
  Earnings (loss) before
    income taxes                 20,282       24,409      (14,596)      49,738
Income tax benefit (expense)     (7,829)     ( 8,919)       6,261      (19,063)

Net earnings (loss)           $  12,453    $  15,490   $   (8,335)  $   30,675

Net earnings (loss) per
  share of common stock       $     .66    $     .80   $    ( .44)  $     1.58

Average shares of common
  stock outstanding              18,830       19,281       19,116       19,273

Dividends per share
  of common stock             $     .20    $     .20   $      .60   $      .60

See accompanying notes to consolidated condensed financial statements.



INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(dollars in thousands)

                                                             Condensed
                                                           from audited
                                                             financial
                                               (Unaudited)   statements
                                                Nov. 30,     February 28,
                                                  1993           1993
Assets

Current assets:
  Cash and equivalents                         $  3,553       $ 11,044
  Trade accounts receivable, net                137,409        142,461
  Inventories                                   241,917        212,115
  Other current assets                           55,963         50,251
    Total current assets                        438,842        415,871

Property, plant and equipment, net              245,261        245,719
Goodwill                                         88,232         86,193
Investments in unconsolidated affiliates              -          9,354
Other assets                                     57,156         46,341
Total assets                                   $829,491       $803,478

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                $ 76,607       $ 23,869
  Current portion of long-term debt               2,047          2,692
  Accounts payable                              152,699        153,356
  Other current liabilities                      92,758         63,557
    Total current liabilities                   324,111        243,474

Long-term debt, net of current portion          173,682        166,984
Deferred income taxes                            20,190         19,279
Employee benefits and other
  noncurrent liabilities                         45,891         47,860
Total liabilities                               563,874        477,597

Redeemable preferred stock                        3,818          3,919

Shareholders' equity                            261,799        321,962

Commitments and contingencies

Total liabilities and
  shareholders' equity                         $829,491       $803,478

See accompanying notes to consolidated condensed financial statements.



INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)
(dollars in thousands)


                                                     NINE MONTHS ENDED
                                                  Nov. 30,       Nov. 30,
                                                     1993           1992
Cash flows from operations:
  Net earnings (loss)                            $ (8,335)      $ 30,675
  Adjustments to reconcile net earnings (loss)
    to cash provided by operations:
      Depreciation and amortization                22,396         22,163
      Deferred income tax expense (benefit)        (8,127)         1,243
      Provision for losses on receivables           1,992          2,306
      Provision for unusual charges                47,464              -
      Equity in losses (earnings) of
        unconsolidated affiliates                  12,187           (862)
      Changes in operating assets and liabilities,
        net of business acquisitions and
        dispositions:
          Increase in accounts receivable          (5,758)       (14,690)
          (Increase) decrease in inventories      (45,133)         2,695
          Increase in other current assets         (4,496)       (14,286)
          Increase in accounts payable              4,660         41,326
          Increase (decrease) in other
            current liabilities                       238        (30,752)
      Other, net                                   (1,865)        (1,243)
               Cash provided by operations         15,223         38,575
Cash flows from investing activities:
  Acquisitions of businesses,
    net of cash acquired                          (18,476)       (28,929)
  Capital expenditures                            (36,902)       (33,199)
  Proceeds from business dispositions               4,862              -
  Proceeds from other property disposals              379            629
  Other, net                                            -           (472)
               Cash used for investing activities (50,137)       (61,971)
Cash flows from financing activities:
  Net increase in notes payable                    56,765         14,952
  Net increase in long-term debt                    7,330         34,071
  Dividends paid                                  (11,715)       (11,665)
  Proceeds from issuance of common stock            1,183            532
  Purchase of treasury shares                     (24,935)          (245)
  Other, net                                          (84)           (17)
               Cash provided by financing
                 activities                        28,544         37,628
Effect of exchange rate changes on cash
  and equivalents                                  (1,121)        (1,357)
Net increase (decrease) in cash and
  equivalents                                      (7,491)        12,875
Cash and equivalents at beginning of period        11,044          4,198
Cash and equivalents at end of period            $  3,553       $ 17,073

See accompanying notes to consolidated condensed financial statements.


INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements

(unaudited)

(1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of November 30, 1993 and the results of its operations for the three and nine months ended November 30, 1993 and 1992, and cash flows for the nine months ended November 30, 1993 and 1992. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report to shareholders and incorporated by reference in the Form 10-K for the year ended February 28, 1993. The results of operations for the three and nine months ended November 30, 1993 are not necessarily indicative of the results to be expected for the full year.

(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the inflation element inherent in local interest rates in Venezuela and foreign exchange gains and losses, which occur on certain Venezuelan borrowings in U.S. dollars, as a component of cost of sales. Accordingly, $2,470,000 and $2,500,000 were charged to cost of sales for the nine months ended November 30, 1993 and 1992, respectively, and $1,080,000 and $500,000 for the three months ended November 30, 1993 and 1992, respectively.

(3)Businesses acquired - The Company acquired, with cash and notes, certain businesses during fiscal 1994 and 1993. All acquisitions have been accounted for as purchases and, accordingly, their results of operations have been included since dates of acquisition. The most significant acquisitions were as follows:

Fiscal        Business Segment         Name               Date Acquired
1994          U.S. Foodservice         Bevmatic           August 1993
              U.S. Foodservice         JAMCO              June 1993
1993          Canadian Foods           Gourmet Baker      April 1992

The components of cash used for all acquisitions, as reflected in the consolidated condensed statements of cash flows, are summarized as follows (in thousands):
                                                        NINE MONTHS ENDED
                                                       Nov. 30,    Nov. 30,
                                                          1993        1992
Fair value of current assets, net of cash acquired     $ 4,738     $ 8,062
Fair value of non-current assets, excluding goodwill    12,276      11,553
Goodwill                                                 4,650      12,493
Liabilities assumed, principally current                  (688)     (3,179)
Purchase contract liabilities                           (2,500)          -
    Cash paid, net of cash acquired                    $18,476     $28,929

The effect on the Company's results of operations assuming the acquisitions had occurred at the beginning of fiscal 1993 is insignificant.



(4) Unusual items - In the second quarter of fiscal 1994 the Company recorded charges of $47,464,000 associated with the reorganization of operations and disposal of certain underperforming assets, including the sale of a regional distribution business in California. The reorganization of operations includes facilities consolidation, plant rationalization and organizational changes. The Company also recognized a $12,438,000 loss related to its decision to divest its investments in Mexican unconsolidated affiliates.

(5) Interest, net consisted of the following (in thousands):

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                     Nov. 30, Nov. 30,   Nov. 30,  Nov. 30,
                                        1993     1992       1993      1992
 Interest expense                     $3,227   $3,941    $ 9,845   $11,971
 Less:  Capitalized interest            (420)    (271)      (593)     (712)
        Nonoperating interest income    (711)    (468)    (1,387)   (1,236)
        Interest, net                 $2,096   $3,202    $ 7,865   $10,023

Cash payments for interest, net of amounts capitalized, for the nine months ended November 30, 1993 and 1992 were approximately $10,037,000 and $14,708,000, respectively.

Total interest income was $1,795,000 and $1,556,000 for the nine months ended November 30, 1993 and 1992, respectively.

(6) Income taxes - Cash payments for income taxes for the nine months ended November 30, 1993 and 1992 were $2,024,000 and $29,420,000, respectively.

(7) Supplemental balance sheet information (in thousands)

                                                 Nov. 30,      Feb. 28,
                                                    1993          1993
Trade accounts receivable, net:
  Trade                                        $ 145,293      $147,894
  Allowance for doubtful accounts                 (7,884)       (5,433)
   Total trade accounts receivable, net        $ 137,409      $142,461

Inventories:
  Raw materials, excluding grain               $  31,228      $ 29,338
  Grain                                           53,939        42,385
  Finished and in-process goods                  146,753       130,019
  Packages and supplies                            9,997        10,373
   Total inventories                           $ 241,917      $212,115

Property, plant and equipment, net:
  Land                                         $  10,590      $ 10,814
  Buildings and improvements                     100,964       106,641
  Machinery and equipment                        213,654       216,384
  Transportation equipment                         5,243         5,775
  Improvements in progress                        45,544        22,314
  Accumulated depreciation                      (130,734)     (116,209)
   Total property, plant and equipment, net    $ 245,261      $245,719




(8) Contingencies - The Internal Revenue Service (IRS) has completed examinations of the U.S. federal income tax returns filed by the Company for the fiscal years ended February 28, 1987 through February 29, 1991. As a result of the examinations, the IRS has issued to the Company a statutory notice of deficiency covering the fiscal years ended February 28, 1987 and February 29, 1988 and a preliminary report covering the fiscal years ended February 28, 1989 through February 28, 1991, both of which are primarily related to the proposed disallowance of certain deductions claimed by the Company in connection with acquisitions. The Company disagrees with the position of the IRS and is vigorously pursuing its judicial remedies with respect to the fiscal years 1987 and 1988 and its administrative remedies with respect to the fiscal years 1989 through 1991. Management believes the final outcome of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

(9) Segment information - The Company's business segments are as follows:
U.S. Foodservice consists of specialty distribution and prepared foods operations; Canadian Foods consists of consumer and bakery products operations; and Venezuelan Foods consists of consumer foods, industrial foods and agricultural operations. In September 1993, the Company's Board of Directors authorized management to explore the divestiture of the prepared foods operations which consist of the Frozen Specialty Foods, Surimi and Meat operations.

                                           Net   Operating
(in millions)                             Sales    Costs    Total
Three Months Ended Nov. 30, 1993
  U.S. Foodservice                       $438.2  $(427.9)   $10.3
  Canadian Foods                           82.9    (76.2)     6.7
  Venezuelan Foods                         64.5    (59.4)     5.1
    Total                                $585.6  $(563.5)   $22.1

  Segment earnings                                          $22.1
  Interest, net                                              (2.1)
  Corporate unallocated                                        .3
    Earnings before income taxes                             20.3
  Income tax expense                                         (7.8)
    Net earnings                                            $12.5

Three Months Ended Nov. 30, 1992
  U.S. Foodservice                      $445.4   $(434.6)   $10.8
  Canadian Foods                          89.9     (80.4)     9.5
  Venezuelan Foods                        61.5     (55.5)     6.0
    Total                               $596.8   $(570.5)   $26.3

  Segment earnings                                          $26.3
  Interest, net                                              (3.2)
  Corporate unallocated                                        .9
  Earnings from unconsolidated affiliates                      .4
    Earnings before income taxes                             24.4
  Income tax expense                                         (9.0)
    Net earnings                                            $15.4


(9) Segment information (continued)


                                         Net    Operating   Unusual
(in millions)                           Sales      Costs     Items   Total
Nine Months Ended Nov. 30, 1993
  U.S. Foodservice                   $1,249.7  $(1,223.5)  $(25.7)  $   .5
  Canadian Foods                        216.8     (205.9)   (21.8)   (10.9)
  Venezuelan Foods                      196.4     (179.9)       -     16.5
    Total                            $1,662.9  $(1,609.3)  $(47.5)  $  6.1

  Segment earnings                                                  $  6.1
  Interest, net                                                       (7.9)
  Corporate unallocated                                                (.6)
  Losses from unconsolidated affiliates                              (12.2)
    Loss before income taxes                                         (14.6)
  Income tax benefit                                                   6.3
    Net loss                                                        $ (8.3)

Nine Months Ended Nov. 30, 1992
  U.S. Foodservice                   $1,258.8  $(1,232.0)  $   -    $ 26.8
  Canadian Foods                        227.1     (213.4)      -      13.7
  Venezuelan Foods                      200.9     (182.7)      -      18.2
    Total                            $1,686.8  $(1,628.1)  $   -    $ 58.7

  Segment earnings                                                  $ 58.7
  Interest, net                                                      (10.0)
  Corporate unallocated                                                 .1
  Earnings from unconsolidated affiliates                               .9
    Earnings before income taxes                                      49.7
  Income tax expense                                                 (19.1)
    Net earnings                                                    $ 30.6



INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Results of Operations and Financial Condition

(Unaudited)



Results of Operations:

For the third quarter and nine months ended November 30, 1993 compared with corresponding prior periods.

Overview

The consolidated net earnings for the third quarter were $12.5 million, or $.66 per share, compared with net earnings of $15.4 million, or $.80 per share, a year ago. The decline in net earnings was the result of earnings decreases in the three business segments. Consolidated net sales declined 2% to $585.6 million, compared to $596.8 million in the year-ago third quarter. Excluding divested businesses, sales increased 2%.

The consolidated net loss for the nine months ended November 30, 1993 was $8.3 million, or $.44 per share, compared with net earnings of $30.6 million, or $1.58 per share, a year ago. The net loss resulted from unusual items totaling $36.3 million after tax associated with the reorganization of operations and the disposal of certain underperforming assets, including the sale of a regional bakery distribution business in California and a $12.5 million charge related to the decision to divest the Company's minority positions in two Mexican unconsolidated affiliates. Exclusive of these unusual items, net earnings were $28.0 million. Consolidated net sales declined 1% to $1.66 billion, compared to $1.69 billion in the year-ago period.

Segment Earnings

U.S. Foodservice third quarter net sales declined 2% to $438.2 million primarily as a result of the effect of the divestiture of a regional bakery distribution business and the loss of a vending distribution customer who initiated a self-distribution program. Third quarter segment earnings declined 5% to $10.3 million, compared to $10.8 million a year ago. The decline resulted from the lower vending distribution sales and reduced gross margins from competitive pricing pressures in certain regions, partially offset by improved surimi seafood volume and gross margins which continue to benefit from lower raw material costs. U.S. Foodservice segment earnings before unusual items for the nine-month period declined 2% to $26.2 million, compared to $26.8 million a year ago. After reflecting unusual items of $25.7 million, segment earnings were $.5 million. Net sales for the nine-month period decreased 1% to $1.25 billion. Sales and earnings for the nine-month period were affected by essentially the same factors as noted for the third quarter.

Canadian Foods third quarter net sales decreased 8% to $82.9 million, principally as a result of an unfavorable average exchange rate. Third quarter segment earnings declined 29% to $6.7 million, compared to $9.5 million a year ago, as a result of lower gross margins on higher wheat costs coupled with continued competitive pricing pressures in grain-based products. Heavy summer rainfall and extensive flooding in the United States led to wheat cost increases of approximately 30%. Also, lower volumes in certain product lines and the unfavorable exchange rate

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Results of Operations and Financial Condition



Results of Operations: (continued)

contributed to the earnings decline. Canadian Foods segment earnings before unusual items for the nine-month period decreased 20% to $10.9 million, compared to $13.7 million last year. After reflecting unusual items of $21.8, the segment lost $10.9 million. Net sales for the nine-month period declined 5% to $216.8 million. Sales and earnings before the unusual items for the nine-month period were affected by essentially the same factors as noted for the third quarter.

Venezuelan Foods third quarter net sales improved 5% to $64.5 million, compared to $61.5 million a year ago, despite lower volumes in consumer corn flour, industrial wheat flour and animal feed. Third quarter segment earnings decreased 15% to $5.1 million, versus $6.0 million last year, as a result of the lower volumes, continued competitive pricing pressures in consumer corn flour and wheat flour, higher financing costs and an unfavorable average exchange rate. Venezuelan Foods segment earnings for the nine-month period declined 9% to $16.5 million, compared to $18.2 million a year ago. Earnings for the nine-month period were affected by essentially the same factors as noted for the third quarter. Net sales decreased to $196.4 million versus $200.9 million last year.

In recent months, inflation levels have accelerated in Venezuela to annualized rates exceeding 40%. In December 1993, Rafael Caldera was elected president of Venezuela; he will assume office on February 5, 1994. If economic policy changes are not made and inflation continues at its current level, it is likely that the U.S. dollar will become the functional currency for translation of the results of the Company's Venezuelan operations in order to reflect the economics of operating in this environment. If this change occurs in the fourth quarter, it is expected that the effect would not be material to the net earnings before unusual items for the year, but would have a significant adverse effect on the fourth quarter results. Additionally, this change would have a significant adverse effect on Venezuelan earnings in fiscal 1995.

Nonoperating Expense and Income

Net interest expense for the third quarter declined to $2.1 million, compared to $3.2 million a year ago as a result of lower interest rates in the United States and Canada and higher interest income. Net interest expense for the nine-month period decreased to $7.9 million, versus $10.0 million last year, primarily on lower interest rates.

In last year's third quarter, corporate unallocated included a foreign exchange gain on short-term investments in Venezuela of $1.1 million. Similarly, a gain of $.6 million is reflected in this year's third quarter.

For the nine-month period, losses from unconsolidated affiliates include an unusual charge of $12.5 million related to the decision to divest the Company's investments in Mexican unconsolidated affiliates.




INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Results of Operations and
Financial  Condition




Income Taxes

The third quarter overall effective tax rate was 38.6%, compared to 36.5% a year ago. The increase was partially the result of the impact of the earnings of unconsolidated affiliates in the year-ago quarter. The overall effective tax rate for the nine-month period was 42.9%. Excluding unusual items and the results from unconsolidated affiliates, the effective tax rate for the nine-month period was 38.6% compared to 39.0% last year.

Financial Condition:

During the first nine months of fiscal 1994, changes in the Company's financial position were due primarily to acquisitions, capital expenditures, share repurchases and unusual items. As a result, the debt-to-total-capitalization ratio increased to 49% at November 30, 1993 from 37% at February 28, 1993. Summaries of acquisitions and unusual items are contained in Notes 3 and 4 to the consolidated condensed financial statements, respectively. Capital expenditures for the nine months ended November 30, 1993 include the continued investment in a specialty distribution information systems project.

In September 1993, the Company's Board of Directors authorized the repurchase of up to 2.5 million common shares. During the three-month period ended November 30, 1993, share repurchases amounted to approximately 900,000 shares.

The increase in inventories as of November 30, 1993 was due mainly to increased wheat costs, resulting in an increase in Canadian inventory balances, higher seasonal requirements in Canada and timing of U.S. Foodservice inventory purchases. The increases in other assets and goodwill were primarily due to intangibles resulting from current year acquisitions. The increase in other current liabilities resulted primarily from reserves for unusual items.

Management's discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated condensed financial statements and notes. Note that the percentages included herein were generally calculated on the amounts that appear in Note 9 to the consolidated condensed financial statements.


                                 PART II

                            OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

10.1     Revised and Restated Employment Agreement, dated as of
         September 17, 1993, between International Multifoods Corporation and Anthony Luiso.

10.2     Form of Revised and Restated Severance Agreement between
         International Multifoods Corporation and each of the Company's executive officers (other than Anthony Luiso).

10.3 Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993.

10.4 Management Benefit Plan of International Multifoods Corporation, Restated Effective September 17, 1993.

10.5 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of
         September 17, 1993.

10.6 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993.

10.7 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of
         September 17, 1993.

10.8 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993.

11.     Computation of Earnings Per Share.

12.     Computation of Ratio of Earnings to Fixed Charges.

    (b) Reports on Form 8-K

        During the quarter ended November 30, 1993, the Company filed a report on Form 8-K, dated September 20, 1993, relating to (i) the announcement by the Company of several actions taken by the Company's board of directors, including authorization to explore the divestiture of the Company's Prepared Foods division and to dispose of certain other assets of the Company and approval of a share repurchase program, and (ii) the Company's earnings summary for the quarter ended August 31, 1993, which included special charges in the quarter.



                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INTERNATIONAL MULTIFOODS CORPORATION



Date:  January 12, 1994    By  Duncan H. Cocroft
                               Duncan H. Cocroft
                               Vice President - Finance and
                                 Chief Financial Officer
                               (Principal Financial Officer
                                and Duly Authorized Officer)




                              EXHIBIT INDEX



10.1      Revised and Restated Employment Agreement, dated as of
          September 17, 1993, between International Multifoods Corporation and Anthony Luiso.

10.2     Form of Revised and Restated Severance Agreement between
         International Multifoods Corporation and each of the Company's executive officers (other than Anthony Luiso).

10.3 Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993.

10.4 Management Benefit Plan of International Multifoods Corporation, Restated Effective September 17, 1993.

10.5 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of
         September 17, 1993.

10.6 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993.

10.7 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of
         September 17, 1993.

10.8 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993.

11.     Computation of Earnings Per Share

12.     Computation of Ratio of Earnings to Fixed Charges