Form 10-Q/A
period 1993-08-31
INTERNATIONAL MULTIFOODS CORP
filed 1994-02-10
CIK 51410

The sole purpose of this Amendment is to insert the cover page to the Quarterly Report on Form 10-Q, which cover page inadvertently was not made available within the public domain, and not included with the remainder of the Quarterly Report on Form 10-Q, at the time such Report was filed via EDGAR.

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                       FORM 10-Q


(Mark One)
    X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended August 31, 1993

                                         OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ________ to _________

                               Commission File Number
                                       1-6699

                         INTERNATIONAL MULTIFOODS CORPORATION
              (Exact name of registrant as specified in its charter)


             Delaware                                41-0871880
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



 33 South Sixth Street, Minneapolis, Minnesota               55402
   (Address of principal executive offices)                (Zip Code)

                                  (612) 340-3300
                 (Registrant's telephone number, including area code)

                                 (not applicable)
                   (Former name, former address and former fiscal
                        year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes   X      No

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 30, 1993 was 19,269,042