Form 10-K
period 1994-02-28
INTERNATIONAL MULTIFOODS CORP
filed 1994-05-16
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
    [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended February 28, 1994

                                      OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       For the transition period from          to

                             Commission File Number
                                     1-6699

                      INTERNATIONAL MULTIFOODS CORPORATION
             (Exact name of registrant as specified in its charter)

 Delaware
(State or other jurisdiction of incorporation or organization)

 41-0871880
(I.R.S. Employer Identification No.)

 33 South Sixth Street, Minneapolis, Minnesota                    55402
(Address of principal executive offices)                        (Zip Code)

                               (612) 340-3300
            (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                on which registered

Common Stock (par value $.10 per share)            New York Stock Exchange

Preferred Stock Purchase Rights                    New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:   None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes  X          No

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [    ]

   The aggregate market value of Common Stock, par value $.10 per share, held by nonaffiliates of the registrant (see Item 12 hereof) as of May 2, 1994 (based on the closing sale price of $15.875 per share as reported in the consolidated transaction reporting system on such date) was $286,175,212.

   The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of May 2, 1994 was 18,224,968.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Annual Report to Stockholders for the fiscal year ended February 28, 1994 are incorporated by reference into Parts I and II.

   Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 17, 1994 are incorporated by reference into
Part III.

   In this report, the term "Company" is used to refer to International Multifoods Corporation and, unless indicated otherwise or the context suggests otherwise, its subsidiaries.


                                   PART I

Item 1.     Business.

General

     The Company, incorporated as a Delaware corporation in 1969, is a diversified food-processing and specialty foodservice distribution company with major operations in the following three business segments: U.S. Foodservice, Canadian Foods and Venezuelan Foods.

     Financial information for the last three fiscal years relating to each of the Company's business segments, which is included in Note 18 to the Company's Consolidated Financial Statements on page 35 of the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1994 ("1994 Annual Report to Stockholders"), is incorporated herein by reference.

U.S. Foodservice

     U.S. Foodservice consists of Specialty Foodservice Distribution and Prepared Foods operations.

     Specialty Foodservice Distribution is a nationwide sales, marketing and distribution service for the vending and the pizza and Mexican restaurant industries.

     Vending services include the purchase and distribution of more than 2,000 different food products including candy, snacks, juices, hot beverages and other food items. Certain products, such as premium ground and whole-bean coffee, hot cocoa, creamer and sugar are sold under the Company's Vendor's Select brand. Customers include vending machine operators, office coffee service operators and other concessionaires. Full-service inventory and shipping services are provided from the Company's 20 distribution centers in the United States.

     Pizza and Mexican restaurant services include the purchase and distribution of fresh blended cheeses, toppings, pizza ingredients and related foodservice items. Certain pizza ingredients are sold under the Company's Ultimo brand. Customers include pizza and Mexican restaurants, supermarket delicatessens and schools.

     The Specialty Foodservice Distribution products and services are marketed primarily through the operations' own sales organizations.

     Prepared Foods is a nationwide processor and marketer of the following prepared foods product lines for the U.S. foodservice markets: frozen specialty foods, meat products, seafood products and bakery products, including dry mixes, frozen bakery products and frozen desserts.

     Frozen specialty foods consist of appetizers, Mexican entrees and Italian entrees. Appetizers, marketed nationwide under the Fred's Frozen Foods brand, include frozen finger foods such as breaded vegetables, breaded cheese, egg rolls, mini burritos, mini tacos and onion rings. Mexican entrees, marketed primarily in the Western and Southwestern United States under the Posada and Butcher Boy brands, include burritos, tortillas, tacos, tamales and enchiladas. Italian entrees, marketed predominantly on the East Coast under the Rotanelli's brand, include lasagna, ravioli, stuffed shells and tortellini. The Company has signed a definitive agreement to sell its frozen specialty foods business. The transaction is expected to be completed in the first half of fiscal 1995.

     Meat products, marketed nationwide under the Reuben/Prepared Foods brand, include roast beef, ham, turkey, cooked beef and corned beef. The Company sold its meats business on May 2, 1994.

     Seafood products, marketed nationwide primarily under the SeaFest and Captain JAC brands, include surimi products made primarily from pollock.

     Bakery mix products, marketed nationwide under the Multifoods and JAMCO brands, include donut and muffin mixes, bread, roll and bagel mixes, cake and danish mixes, cookie mixes, pizza crust mixes and fillings and icings. Frozen bakery products are also marketed under the JAMCO brand. The Company also manufactures and markets frozen gourmet desserts under the Gourmet Baker, Fantasia and JAMCO brands.

     The Prepared Foods products are marketed to the foodservice industry primarily through independent distributors and brokers.

     The Company also markets and exports a variety of products under the Multifoods brand name.

Canadian Foods

     Canadian Foods consists of consumer and bakery products operations.

     Consumer products include consumer flour under the Robin Hood, Brodie and Velvet brands, baking mixes under the Robin Hood brand, oat cereals under the Robin Hood and Old Mill brands, and pickles, relishes and other condiments under the Bick's, McLaren's, Rose, Habitant and Gattuso labels. Consumer products are marketed throughout Canada primarily through the operation's own sales organization, supported by advertising and other promotional activities.

     Bakery products include bakery mixes, wheat flour, durum products and oat products under the Robin Hood brand, and frozen bakery products under the Gourmet Baker and Fantasia brands. The bakery products are marketed throughout Canada to retail, restaurant and wholesale bakeries and pasta manufacturers through the operation's own sales organization and independent distributors and brokers.

Venezuelan Foods

     Venezuelan Foods consists of consumer products, bakery products and agricultural operations.

     Consumer products include wheat flour, corn flour, whole grain rice, rice flour and oat cereals, which are sold principally under the Robin Hood, Juana, Monica, Payara and Lassie brands.

     Bakery products include wheat flour, which is sold under the Polar, Gran Aguante, Goldrim and Elefante brands, and prepared bakery mixes, which are sold under the Robin Hood brand. Bakery products are marketed primarily to food processors and commercial and retail bakeries.

     The Company's agricultural operation processes and markets animal feeds, principally under the Super-S brand, to animal producers and farm distributors.

     Venezuelan Foods products are marketed through a combination of the operation's own sales organization and independent distributors and brokers.

     Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. In Venezuela, among these risks are inflation and currency volatility, which are currently affecting results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is included on pages 18-21 of the 1994 Annual Report to Stockholders and is incorporated by reference in Part II, Item 7 hereof. Also among the risks are changes in existing tax laws, possible limitations on foreign investment and dividend repatriation, government price or foreign exchange controls and restrictions on exchangeability of currency. At the present time, existing limitations, controls and restrictions do not significantly affect the Company.

Other Information Relating to the Business of the Company

     Competition. All of the segments in which the Company operates are highly competitive, with numerous competitors of varying sizes. The Company's products compete on the basis of variety, quality, uniqueness, product convenience, timely delivery and service as well as price.

     Raw Materials. Raw materials are generally available from several sources, and the Company believes it will continue to be able to obtain adequate supplies.

     Wheat is an important raw material used in each of the Company's three business segments. In 1993, prolonged flooding in the Upper Midwestern United States severely impacted the availability of quality wheat, driving up wheat prices.

     Wheat is not grown in Venezuela and adequate quantities of sorghum are not grown in Venezuela. However, adequate Venezuelan wheat and sorghum requirements generally are available and procured from sources in the United States and Canada. Generally, adequate quantities of corn, which is grown in Venezuela, are available locally. In the event of a local shortage of corn, the Company has, from time to time, purchased corn from the world market.

     Environmental Regulation. The Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect upon the Company's capital expenditures, net earnings or competitive position.

     The Company has received notices from the U.S. Environmental Protection Agency that the Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act and may be required to share in the cost of cleanup of three environmentally contaminated sites. The Company recognizes that its potential exposure with respect to each of these sites may be joint and several. However, based upon several factors such as the volume of material contributed to the sites, the number and financial viability of other PRP's, allocations of volumetric waste contributions to other PRP's, remediation cost estimates and the present status of the proceedings involving such sites, the Company has concluded that its probable aggregate exposure in regard to such sites is not material.

     Employees. As of February 28, 1994, the Company and its subsidiaries had 8,390 employees.


Item 2.     Properties.

     The Company's principal executive offices are located in Minneapolis, Minnesota in leased office space. The Company operates numerous processing and distribution facilities throughout the United States, Canada and Venezuela. Management believes that the Company's facilities are suitable and adequate for the business activities conducted therein.

U.S. Foodservice

     In the United States, the Company owns four and leases 24 warehouses and distribution centers aggregating approximately 2.1 million square feet. These facilities are located in Commerce, Corona, Fremont, Ontario and Rialto, California; Denver, Colorado; East Windsor, Connecticut; Orlando, Florida; Atlanta, Georgia; Danville and Woodridge, Illinois; Kansas City, Kansas; Louisville, Kentucky; Billerica, Massachusetts; Belleville, Michigan; Minneapolis and Rice, Minnesota; Greensboro, North Carolina; Paulsboro and Parsippany, New Jersey; Twinsburg, Ohio; Memphis, Tennessee; Dallas, Grand Prairie and Houston, Texas; Seattle, Washington; and Pewaukee, Wisconsin.

     The Company operates 15 cash and carry distribution locations, 11 of which are separate from the Company's other distribution centers. All except two of the cash and carry distribution locations are leased.

     The Company owns 13 and leases four processing facilities. These processing facilities have a combined annual production capacity of approximately 1.1 billion pounds and are located in La Mirada, Los Angeles, Riverside and San Francisco, California; Melrose Park, Illinois; Nobelsville, Indiana; Bonner Springs, Kansas; Malden, Massachusetts; Motley, Minnesota; Carthage, Piedmont and Sedalia, Missouri; Albuquerque and Santa Teresa, New Mexico; Lockport and New Rochelle, New York; and Elyria, Ohio.

     The processing facility located in Santa Teresa, New Mexico was transferred in connection with the sale of the Company's meats business on May 2, 1994. The distribution facility located in Rialto, California and the processing facilities located in Riverside, California; Nobelsville, Indiana; Carthage and Piedmont, Missouri; Albuquerque, New Mexico; and New Rochelle, New York will be sold or transferred in connection with the sale of the Company's frozen specialty foods business.

Canadian Foods

     In Canada, the Company's administrative offices are located in Markham, Ontario in leased office space. The Company owns nine and leases three processing facilities. These processing facilities have a combined annual production capacity of approximately 1.6 billion pounds and are located in Burnaby and Vancouver, British Columbia; Winnipeg, Manitoba; Burlington, Dunville, Port Colborne, Scarborough, Simcoe and Toronto, Ontario; Montreal, Quebec; and Saskatoon, Saskatchewan.

     The Company also maintains five distribution and sales offices in Canada.

Venezuelan Foods

     In Venezuela, the Company's administrative offices are Company-owned and located in Caracas. The Company owns 14 processing facilities and leases one processing facility. These processing facilities have a combined annual production capacity of approximately 2.9 billion pounds and are located in Barcelona, Anzoategui; Puerto Cabello and Valencia, Carabobo; Calabozo, Guarico; Acarigua and Araure, Portuguesa; Cumana, Sucre; and Maracaibo, Zulia.

     The Company owns five and leases nine warehouse and storage facilities aggregating approximately 100,000 square feet. Additionally, the Company owns seven grain storage facilities, owns one and leases 16 agricultural distribution centers and operates two Company-owned hatcheries and one leased hatchery.


Item 3.     Legal Proceedings.

     Neither the Company nor any of its subsidiaries is a party to any legal proceeding that is material to the business or financial condition of the Company. See the information under the heading "Other Information Relating to the Business of the Company - Environmental Regulation" in
Item 1 above for a description of environmental matters in which the Company is involved.


Item 4.     Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended
February 28, 1994.


EXECUTIVE OFFICERS OF THE COMPANY.

     The information contained in Item 10 in Part III hereof under the heading "Executive Officers of the Company" is incorporated by reference in Part I of this report.


                                   PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters.

     The Company's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Company's Common Stock as reported in the consolidated transaction reporting system and the amount of the cash dividends paid on the Company's Common Stock for each quarterly period within the two most recent fiscal years, shown in Note 19 to the Company's Consolidated Financial Statements on page 36 of the Company's 1994 Annual Report to Stockholders, are incorporated herein by reference.

     As of May 2, 1994, there were 4,942 holders of record of the Common Stock of the Company.


Item 6.     Selected Financial Data.

     The information for fiscal years 1990 through 1994 in the "Six-Year Comparative Summary" on page 37 of the Company's 1994 Annual Report to Stockholders under the headings "Consolidated Summary of Operations," "Year-End Financial Position" and "Dividends Paid" is incorporated herein by reference. The information contained in Note 4 ("Unusual Items"),
Note 17 ("Post-retirement Health and Life Insurance Benefits") and Note 20("Subsequent Events") to the Company's Consolidated Financial Statements on pages 27, 34 and 36, respectively, of the Company's 1994 Annual Report to Stockholders is also incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 21 of the Company's 1994 Annual Report to Stockholders is incorporated herein by reference.


Item 8.     Financial Statements and Supplementary Data.

     The Independent Auditors' Report, the Company's Consolidated Financial Statements as of February 28, 1994 and February 28, 1993, and for each of the fiscal years in the three-year period ended February 28, 1994, and the Notes to the Company's Consolidated Financial Statements on pages 22 through 36 of the Company's 1994 Annual Report to Stockholders are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.

     The section under the heading "Election of Directors" on pages 3 through 5 and the section entitled "Compliance with Section 16(a) of the Exchange Act" on page 19 of the Company's Proxy Statement dated May 16, 1994 ("1994 Proxy Statement") are incorporated herein by reference.

Executive Officers of the Company

     The following sets forth the name, age and business experience for at least the past five years of each of the executive officers of the Company as of May 1, 1994. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.


Name                Age    Positions Held                  Period

Anthony Luiso       50     Chairman of the Board,
                             President and Chief
                             Executive Officer             1989 to present
                           President, Chief
                             Operating Officer and
                             a Director                    1988 to 1989

Frank W. Bonvino    52    Vice President, General
                             Counsel and Secretary         1992 to present
                          Vice President and
                            Associate General Counsel      1991 to 1992
                          Associate General Counsel        1986 to 1991

Duncan H. Cocroft   50    Vice President-Finance and
                            Chief Financial Officer        1990 to present
                          Vice President,
                            SmithKline Beecham             1989 to 1990
                          Vice President and Treasurer,
                            SmithKline Beckman             1987 to 1989

Jay I. Johnson      56    Group Vice President             1988 to present

Robert F. Maddocks  63    Vice President-Human
                              Resources                    1990 to present
                          Consultant                       1988 to 1990
                          Senior Vice President-Human
                            Resources,
                            Beatrice U.S. Food             1985 to 1988

A. Harry Vis        62    Group Vice President             1993 to present
                          President-Robin Hood
                            Multifoods Inc.                1989 to present

        The executive officers of the Company are elected annually by the Board of Directors.


Item 11.     Executive Compensation.

     The section under the heading "Election of Directors" entitled "Compensation of Directors" on page 7 and the section entitled "Executive Compensation" on pages 11 through 17 of the Company's 1994 Proxy Statement are incorporated herein by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and
Management.

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Company's 1994 Proxy Statement is incorporated herein by reference.

     For purposes of computing the market value of the Company's Common Stock held by nonaffiliates of the Company on the cover page of this report, all executive officers and directors of the Company are considered to be affiliates of the Company. This does not represent an admission by the Company or any such person as to the affiliate status of such person. All shares of the Company's Cumulative Redeemable Sinking Fund First Preferred Capital Stock, Series A, C, D and E, par value $100 per share, have been excluded from such computation of market value because such shares are not actively traded.


Item 13.     Certain Relationships and Related Transactions.

     Not applicable.


                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

     (a)     Documents Filed as a Part of this Report

1.   Financial Statements

     The following consolidated financial statements of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon, included in the Company's 1994 Annual Report to Stockholders, are incorporated by reference in Part II, Item 8 hereof:

                Independent Auditors' Report
                Consolidated Balance Sheets - February 28, 1994 and
                    February 28, 1993
                Consolidated Statements of Operations - Years ended
                    February 28, 1994, February 28, 1993 and February 29,
                    1992
                Consolidated Statements of Cash Flows - Years ended
                    February 28, 1994, February 28, 1993 and
                    February 29, 1992
                Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

     The consolidated financial statement schedules of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon required to be filed as part of this report are listed below and are included at the end of this report.

             Independent Auditors' Report
             Schedule V - Property, Plant and Equipment
             Schedule VI - Accumulated Depreciation and
                Amortization of Property, Plant and Equipment
             Schedule VIII - Valuation and Qualifying Accounts
             Schedule IX - Short-term Borrowings
             Schedule X - Supplementary Earnings Statement
                Information

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.   Exhibits

3.1 Restated Certificate of Incorporation of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

3.2 Bylaws of International Multifoods Corporation, as amended to date.

4.1 Indenture, dated as of January 1, 1990, between International Multifoods Corporation and Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.2 First Supplemental Indenture, dated as of May 29, 1992, supplementing the Indenture, dated as of January 1, 1990, between International Multifoods Corporation and Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.3 Officers' Certificate, with exhibits thereto, establishing the terms of the series of securities issuable under the Indenture, dated as of January 1, 1990, as supplemented by the First Supplemental Indenture, dated as of May 29, 1992, between International Multifoods Corporation and Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.4          Letter of Representations, dated May 29, 1992, among
International Multifoods Corporation, Morgan Guaranty Trust Company of New York and The Depository Trust Company (incorporated herein by reference to
Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).


             The Company hereby agrees to furnish to the Securities and Exchange Commission upon request copies of all other instruments defining the rights of holders of long-term debt of International Multifoods Corporation and its consolidated subsidiaries.


10.1 Rights Agreement, dated as of October 4, 1990, as amended as of March 1, 1993, between International Multifoods Corporation and Norwest Bank Minnesota, N.A., with exhibits thereto (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated October 11, 1990 and Exhibit 1 to Amendment No. 1 on Form 8 dated March 1, 1993 to the Company's Registration Statement on Form 8-A dated October 11, 1990).

10.2 Amended and Restated 1989 Stock-Based Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993).*

10.3 1986 Stock Option Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-6223)).*

10.4 1983 Stock Option Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 2-84236)).*

10.5 Award Agreement, dated as of August 18, 1989, as amended as of November 16, 1990, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended
February 28, 1990 and Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.6 Irrevocable Waiver Agreement, dated as of August 17, 1989, as amended as of November 16, 1990, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 and Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.7 Stock Option Award Agreements, dated as of November 16, 1990, between International Multifoods Corporation and each of Duncan H. Cocroft, Jay I. Johnson and Robert F. Maddocks (incorporated herein by reference to Exhibits 10(d), 10(e) and 10(f), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended
February 28, 1991).*

10.8 Restricted Stock Award Agreement, dated as of December 11, 1992, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.9 Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.10        Management Benefit Plan of International Multifoods
Corporation, Restated Effective September 17, 1993 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.11 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Bank of America NT and SA relating to the Management Benefit Plan of International Multifoods Corporation
(incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.12 Executive Employees' Pension Plan of Robin Hood Multifoods Inc., as amended to date.*

10.13 Pension Trust Agreement, dated as of June 30, 1992, between Robin Hood Multifoods Inc. and The Canada Trust Company relating to the Executive Employees' Pension Plan of Robin Hood Multifoods Inc.*

10.14 Agreement, dated October 28, 1991, between International Multifoods Corporation and A. Harry Vis regarding supplemental pension benefits.*

10.15 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.16 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.17 Revised and Restated Employment Agreement, dated as of September 17, 1993, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30,
1993).*

10.18        Trust Agreement, dated February 25, 1991, between
International Multifoods Corporation and Bank of America NT and SA relating to the Supplemental Retirement Benefit for Anthony Luiso
(incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.19 Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of the Company's executive officers, other than Anthony Luiso (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.20 Form of Indemnity Agreement between International Multifoods Corporation and each of the Company's executive officers (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.21 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.22 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.23 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.24 Asset Purchase Agreement dated November 15, 1991 between AGP, L.P. (as the purchaser) and International Multifoods Corporation,
Multifoods Transportation, Inc., Lucan Feed Services, Inc. and The Pickaway Grain Company (as the sellers) (incorporated herein by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated
December 2, 1991).

10.25 Share Purchase Agreement dated November 15, 1991 between AGP, Inc. (as the purchaser) and Damca International Corporation and Robin Hood Multifoods, Inc. (as the sellers) (incorporated herein by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated December 2,
1991).

11           Computation of Earnings Per Share.

12           Computation of Ratio of Earnings to Fixed Charges.

13           1994 Annual Report to Stockholders (only those portions
expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21           List of significant subsidiaries of the Company.

23           Consent of KPMG Peat Marwick.


*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this report.


         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended February 28, 1994.

         (c)  See Exhibit Index and Exhibits attached to this report.

         (d) See Financial Statement Schedules included at the end of this report.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNATIONAL MULTIFOODS CORPORATION


Dated:   May 13, 1994                  By /s/ Anthony Luiso
                                       Anthony Luiso
                                       Chairman of the Board, President
                                       and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Anthony Luiso          Chairman of the Board, President   May 13, 1994
Anthony Luiso                and Chief Executive Officer
                             (Principal Executive Officer)
                             and Director



/s/ Duncan H. Cocroft       Vice President - Finance          May 13, 1994
Duncan H. Cocroft             and Chief Financial Officer
                              (Principal Financial Officer)



/s/ Edgardo E. Rodriguez    Vice President and                May 13, 1994
Edgardo E. Rodriguez          Controller
                              (Principal Accounting Officer)



/s/ William A. Andres       Director                          May 13, 1994
William A. Andres



/s/ James G. Fifield        Director                          May 13, 1994
James G. Fifield



/s/ Robert M. Price         Director                          May 13, 1994
Robert M. Price



/s/ Nicholas L. Reding      Director                          May 13, 1994
Nicholas L. Reding



/s/ Jack D. Rehm            Director                          May 13, 1994
Jack D. Rehm



/s/ Lois D. Rice            Director                          May 13, 1994
Lois D. Rice



/s/ Peter S. Willmott       Director                          May 13, 1994
Peter S. Willmott






Independent Auditors' Report







The Board of Directors and Shareholders
International Multifoods Corporation:


Under date of April 13, 1994, we reported on the consolidated balance sheets of International Multifoods Corporation and subsidiaries as of February 28, 1994 and 1993 and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended February 28, 1994, as contained in the 1994 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended February 28, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                                   /s/ KPMG Peat Marwick

                                                   KPMG Peat Marwick




Minneapolis, Minnesota
April 13, 1994








                                                                   Schedule V


                                   INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                                              Property, Plant and Equipment (a)
                                                      (in thousands)

                                                                                            Foreign
                               Balance at                                                   exchange    Balance
                               beginning      Additions                                    and other    at end
Description                     of year        at cost    Acquisitions(b)  Retirements     changes(d)   of year

Year ended February 28, 1994
  Land                         $ 10,814        $   540       $     -         $   (284)     $   (337)    $ 10,733
  Buildings and improvements    106,641         11,799           156           (4,741)       (6,114)     107,741
  Machinery and equipment       216,384         20,714         1,489           (9,989)      (14,760)     213,838
  Transportation equipment        5,775            358            31           (1,344)         (142)       4,678
  Improvements in progress       22,314         18,493             -                -        (2,067)      38,740
                               $361,928        $51,904       $ 1,676         $(16,358)     $(23,420)(e) $375,730

Year ended February 28, 1993
  Land                         $  9,391        $ 1,335       $   347         $     -       $   (259)    $ 10,814
  Buildings and improvements     93,995         12,863         2,867          (1,104)        (1,980)     106,641
  Machinery and equipment       194,347         28,539         6,378          (5,307)        (7,573)     216,384
  Transportation equipment        5,972            522            44            (324)          (439)       5,775
  Improvements in progress       19,644          2,424         1,917               -         (1,671)      22,314
                               $323,349        $45,683       $11,553        $ (6,735)      $(11,922)    $361,928

Year ended February 29, 1992
  Land                         $ 11,260        $ 1,278       $   750        $ (3,593)      $   (304)    $  9,391
  Buildings and improvements    102,215         18,803         7,751         (27,805)        (6,969)      93,995
  Machinery and equipment       206,666         36,367         9,558         (49,097)        (9,147)     194,347
  Transportation equipment       15,964            585           185         (10,574)          (188)       5,972
  Improvements in progress       30,234         (5,854)            -          (3,079)        (1,657)      19,644
                               $366,339        $51,179       $18,244        $(94,148)(c)   $(18,265)(f) $323,349


Notes:  (a) Generally, depreciable lives for owned property range from 20 to
            50 years for buildings, 5 to 25 years for machinery and equipment and 3 to 30 years for transportation equipment. Leasehold improvements are depreciated over terms of leases or useful life of property, whichever is less.
        (b) Businesses acquired for cash and notes.
        (c) Includes approximately $78.2 million from the sale of North American agribusinesses.
        (d) Foreign exchange represents translation adjustments arising from changes in rates of exchange.
        (e) Includes $6.1 million write-down of Meats business assets to expected realizable value and other asset write-downs of $4.5 million primarily related to the closing of certain U.S. and Canadian facilities.
        (f) Includes other changes of $10.8 million which principally represent capital lease terminations.





                                                                 Schedule VI

                       INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
               Accumulated Depreciation and Amortization of Property, Plant and Equipment
                                            (in thousands)



                                            Additions                    Foreign
                                Balance at  charged to                   exchange
                                beginning   costs and                   and other      Balance at
Description                       of year    expenses   Retirements      changes(a)   end of year

Year ended February 28, 1994
  Buildings and improvements     $ 23,504     $ 4,695     $ (1,329)      $    27       $ 26,897
  Machinery and equipment          88,801      19,684       (7,525)       (1,571)        99,389
  Transportation equipment          3,904         562         (850)          (63)         3,553
                                 $116,209     $24,941     $ (9,704)      $(1,607)      $129,839

Year ended February 28, 1993
  Buildings and improvements     $ 20,645     $ 4,459     $ (1,087)      $  (513)      $ 23,504
  Machinery and equipment          77,959      18,546       (4,719)       (2,985)        88,801
  Transportation equipment          3,462         785         (259)          (84)         3,904
                                 $102,066     $23,790     $ (6,065)      $(3,582)      $116,209

Year ended Feburary 29, 1992
  Buildings and improvements     $ 31,624     $ 4,894     $(12,023)      $(3,850)      $ 20,645
  Machinery and equipment          88,797      17,900      (24,203)       (4,535)        77,959
  Transportation equipment          6,688       1,914       (4,799)         (341)         3,462
                                 $127,109     $24,708     $(41,025)(b)   $(8,726)(c)   $102,066




Note:  (a) Foreign exchange represents translation adjustments arising from changes in rates of exchange.
       (b) Includes approximately $31.3 million from the sale of North American agribusinesses.
       (c) Includes other changes of $6.4 million which principally represent capital lease terminations.



                                                               Schedule VIII

                          INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                                    Valuation and Qualifying Accounts
                                   Three years ended February 28, 1994
                                               (in thousands)





                                                     Additions
                                             ----------------------
                                Balance at   Net charges                                Balance
                                beginning    to costs and                                at end
 Description                     of year       expenses       Other    Deductions       of year


Allowance deducted from assets
  for doubtful receivables:

Year ended February 28, 1994      $5,611       $3,783         $  -        $4,175(b)      $5,219(c)

Year ended February 28, 1993      $5,153       $2,953         $ 91(a)     $2,586(b)      $5,611(c)

Year ended February 29, 1992      $5,388       $3,014         $505(a)     $3,754(b)      $5,153(c)


Notes: (a) Acquired in purchase of businesses.
       (b) Deductions include accounts charged off, net of recoveries, and foreign currency translation adjustments which arise from changes in current rates of exchange. Foreign currency translation adjustments were $116,000, $90,000, and $101,000 in 1994, 1993, and 1992, respectively. 1992 also includes $467,000 from the sale of businesses.
       (c) Classified in the balance sheets as follows:

                                                      1994     1993     1992

            Trade accounts receivable               $5,187   $5,433   $4,921
            Miscellaneous receivables - current         32      178      232
                                                    $5,219   $5,611   $5,153



                                                                    Schedule IX

                              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                                                 Short-term Borrowings
                                           Three years ended February 28, 1994
                                                 (dollars in thousands)

                                                                                                      Weighted
                                               Weighted         Maximum amount     Average daily     daily average
                               Balance at       average          outstanding    amount outstanding   interest rate
  Description                  end of year   interest rate(c)   during the year    during the year    during the year(c)

February 28, 1994
  Commercial paper (a)            $26,154(e)      3.67%           $ 70,152(e)         $40,604(e)            4.22%
  Notes payable (b) - U.S.        $19,000         3.68%           $ 59,000            $11,815               3.30%
                    - Non-U.S.     13,497        45.65%(d)          15,031              8,865              26.85%(d)
                    - Total       $32,497(e)     21.11%           $ 74,031(e)         $20,680(e)           11.34%
February 28, 1993
  Commercial paper (a)            $ 9,841(e)      6.69%           $ 33,282(e)         $24,342(e)            5.29%
  Notes payable (b) - U.S.        $     -            -            $ 11,963            $ 8,984               3.60%
                    - Non-U.S.     14,028         4.47%(d)          44,297             25,246              18.60%(d)
                    - Total       $14,028(e)      4.47%           $ 56,260(e)         $34,230(e)           14.69%
February 29, 1992
  Commercial paper (a)            $     -(e)         -            $ 72,182(e)         $31,606(e)            6.68%
  Notes payable (b) - U.S.        $     -            -            $ 91,157            $25,978               5.94%
                    - Non-U.S.     45,939        26.26%(d)          36,143             40,698              27.20%(d)
                    - Total       $45,939(e)     26.26%           $127,300(e)         $66,676(e)           18.68%




Notes: (a) Commercial paper matures generally no more than six months from date of issue with no provisions for the extension of its maturity.
       (b) Notes Payable include amounts under the Company's revolving credit agreements (see Note 9 of Notes to Consolidated Financial Statements of the 1994 Annual Report to Stockholders).
           Borrowings in Venezuela include amounts under uncommitted lines of credit.
       (c) Excludes bank fees for credit lines of other borrowing facilities.
       (d) Non-U.S. weighted average and weighted daily average interest rates are computed on a basis which includes the Venezuela interest costs that have been reclassified to cost of sales.
       (e) The Company classified certain short-term borrowings as long-term as a result of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the Company's revolving credit agreements. If the classifications had not been made, the maximum amount and average daily amount of total notes payable outstanding would have been $149,031,000 and $26,133,000, respectively, for the fiscal year ended February 28, 1994, $69,270,000 and $35,720,000, respectively, for the fiscal year ended February 28, 1993, and $177,770,000 and $69,254,000, respectively, for the fiscal year ended February 29, 1992. The maximum amount and the average daily amount of commercial paper outstanding would have been $131,590,000 and $98,172,000, respectively, for the fiscal year ended February 28, 1994,$115,539,000 and $86,041,000, respectively, for the fiscal year ended February 28, 1993, and $72,182,000 and $49,964,000, respectively, for the fiscal year ended February 29, 1992.



                                                              Schedule X

        INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
             Supplementary Earnings Statement Information
                Three years ended February 28, 1994
                        (in thousands)



                                        Charged to Costs and Expenses

                                            1994      1993     1992
       Description

Maintenance and repairs                  $20,790   $20,299   $27,800





Other items requiring disclosure are not shown as they individually are less than 1% of net sales.


                                 INDEX TO EXHIBITS
                          TO ANNUAL REPORT ON FORM 10-K OF
                        INTERNATIONAL MULTIFOODS CORPORATION
                     FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1994




3.1 Restated Certificate of Incorporation of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

3.2 Bylaws of International Multifoods Corporation, as amended to date.

4.1 Indenture, dated as of January 1, 1990, between International Multifoods Corporation and Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.2 First Supplemental Indenture, dated as of May 29, 1992, supplementing the Indenture, dated as of January 1, 1990, between International Multifoods Corporation and Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.3 Officers' Certificate, with exhibits thereto, establishing the terms of the series of securities issuable under the Indenture, dated as of January 1, 1990, as supplemented by the First Supplemental Indenture, dated as of May 29, 1992, between International Multifoods Corporation and Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.4     Letter of Representations, dated May 29, 1992, among
International Multifoods Corporation, Morgan Guaranty Trust Company of New York and The Depository Trust Company (incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).


The Company hereby agrees to furnish to the Securities and Exchange Commission upon request copies of all other instruments defining the rights of holders of long-term debt of International Multifoods
Corporation and its consolidated subsidiaries.


10.1 Rights Agreement, dated as of October 4, 1990, as amended as of March 1, 1993, between International Multifoods Corporation and Norwest Bank Minnesota, N.A., with exhibits thereto (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated October 11, 1990 and Exhibit 1 to Amendment No. 1 on Form 8 dated March 1, 1993 to the Company's Registration Statement on Form 8-A dated October 11, 1990).

10.2     Amended and Restated 1989 Stock-Based Incentive Plan of
International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993).*

10.3 1986 Stock Option Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-
6223)).*

10.4 1983 Stock Option Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 2-
84236)).*

10.5 Award Agreement, dated as of August 18, 1989, as amended as of November 16, 1990, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 and Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.6 Irrevocable Waiver Agreement, dated as of August 17, 1989, as amended as of November 16, 1990, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 and Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.7 Stock Option Award Agreements, dated as of November 16, 1990, between International Multifoods Corporation and each of Duncan H. Cocroft, Jay I. Johnson and Robert F. Maddocks (incorporated herein by reference to Exhibits 10(d), 10(e) and 10(f), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.8 Restricted Stock Award Agreement, dated as of December 11, 1992, between International Multifoods Corporation and Anthony Luiso
(incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.9     Management Incentive Plan of International Multifoods
Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.10 Management Benefit Plan of International Multifoods Corporation, Restated Effective September 17, 1993 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.11 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Bank of America NT and SA relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.12 Executive Employees' Pension Plan of Robin Hood Multifoods Inc., as amended to date.*

10.13 Pension Trust Agreement, dated as of June 30, 1992, between Robin Hood Multifoods Inc. and The Canada Trust Company relating to the Executive Employees' Pension Plan of Robin Hood Multifoods Inc.*

10.14    Agreement, dated October 28, 1991, between International
Multifoods Corporation and A. Harry Vis regarding supplemental pension benefits.*

10.15 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.16 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.17    Revised and Restated Employment Agreement, dated as of
September 17, 1993, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.18 Trust Agreement, dated February 25, 1991, between International Multifoods Corporation and Bank of America NT and SA relating to the Supplemental Retirement Benefit for Anthony Luiso (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.19    Form of Revised and Restated Severance Agreement between
International Multifoods Corporation and each of the Company's executive officers, other than Anthony Luiso (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.20 Form of Indemnity Agreement between International Multifoods Corporation and each of the Company's executive officers (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.21 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.22 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.23 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*


10.24 Asset Purchase Agreement dated November 15, 1991 between AGP, L.P. (as the purchaser) and International Multifoods Corporation,
Multifoods Transportation, Inc., Lucan Feed Services, Inc. and The Pickaway Grain Company (as the sellers) (incorporated herein by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated
December 2, 1991).

10.25 Share Purchase Agreement dated November 15, 1991 between AGP, Inc. (as the purchaser) and Damca International Corporation and Robin Hood Multifoods, Inc. (as the sellers) (incorporated herein by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated
December 2, 1991).

11       Computation of Earnings Per Share.

12       Computation of Ratio of Earnings to Fixed Charges.

13       1994 Annual Report to Stockholders (only those portions
expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21       List of significant subsidiaries of the Company.

23       Consent of KPMG Peat Marwick.


*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this report.


                       GRAPHIC MATERIAL CROSS-REFERENCE PAGE

                            Annual Report on Form 10-K


Exhibit 13  (Selected portions of the Company's 1994 Annual Report to
Stockholders)

Five bar graphs, which have been omitted from the EDGAR version of
Exhibit 13, are included under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18-21 of the Company's 1994 Annual Report to Stockholders. The text and numbers used in each of the bar graphs, identified below, are contained in a table in the EDGAR version of Exhibit 13 in the location where the respective bar graph appears in the printed version of the Company's 1994 Annual Report to Stockholders.

Bar Graphs:

Net Sales for each of the fiscal years in the three-year period ended February 28, 1994 - page 18 of the Company's 1994 Annual Report to Stockholders

Segment Earnings for each of the fiscal years in the three-year period ended February 28, 1994 - page 18 of the Company's 1994 Annual Report to Stockholders

Debt to Total Capitalization as of February 29, 1992, February 28, 1993 and February 28, 1994 - page 20 of the Company's 1994 Annual Report to Stockholders

Cash Flow from Earnings, Depreciation and Amortization for each of the fiscal years in the three-year period ended February 28, 1994 - page 21 of the Company's 1994 Annual Report to Stockholders

Capital Expenditures for each of the fiscal years in the three-year period ended February 28, 1994 - page 21 of the Company's 1994 Annual Report to Stockholders