Form 10-Q
period 1994-05-31
INTERNATIONAL MULTIFOODS CORP
filed 1994-07-13
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
    [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1994

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

       Yes  X          No


      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of June 30, 1994 was 17,995,793.









                      PART I. FINANCIAL INFORMATION

            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

          Consolidated Condensed Statements of Earnings (unaudited)
                 (in thousands, except per share amounts)



                                                 THREE MONTHS ENDED
                                                  May 31,      May 31,
                                                    1994         1993
Net sales                                      $ 579,730    $ 555,784
Cost of sales                                   (480,811)    (454,766)
Delivery and distribution                        (34,553)     (35,129)
Selling, general and administrative              (55,616)     (52,457)
Interest, net                                     (3,355)      (2,877)
Corporate                                           (333)        (570)
Earnings from unconsolidated affiliates                -          251
  Earnings before income taxes                     5,062       10,236
Income taxes                                      (2,025)      (3,854)

Net earnings                                   $   3,037    $   6,382

Net earnings per share of common stock         $     .17    $     .33

Average shares of common stock outstanding        18,107       19,283

Dividends per share of common stock            $     .20    $     .20

See accompanying notes to consolidated condensed financial statements.



            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                           (dollars in thousands)

                                                             Condensed
                                                           from audited
                                                             financial
                                               (Unaudited)   statements
                                                 May 31,     February 28,
                                                  1994           1994
Assets

Current assets:
  Cash and equivalents                         $ 16,052       $ 10,507
  Trade accounts receivable, net                133,593        146,455
  Inventories                                   203,266        219,630
  Other current assets                           66,443         62,698
    Total current assets                        419,354        439,290

Property, plant and equipment, net              238,548        245,891
Goodwill                                         71,216         72,672
Other assets                                     55,744         56,922
Total assets                                   $784,862       $814,775

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                $ 62,753       $ 58,651
  Current portion of long-term debt               3,522          3,953
  Accounts payable                              138,446        150,221
  Other current liabilities                      80,869         88,909
    Total current liabilities                   285,590        301,734

Long-term debt, net of current portion          188,939        195,125
Employee benefits and other
  liabilities                                    63,776         64,277
    Total liabilities                           538,305        561,136

Redeemable preferred stock                        3,626          3,635

Shareholders' equity                            242,931        250,004

Commitments and contingencies

Total liabilities and
  shareholders' equity                         $784,862       $814,775

See accompanying notes to consolidated condensed financial statements.



           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

         Consolidated Condensed Statements of Cash Flows (unaudited)
                          (dollars in thousands)


                                                   THREE MONTHS ENDED
                                                   May 31,        May 31,
                                                     1994           1993
Cash flows from operations:
  Net earnings                                   $  3,037       $  6,382
  Adjustments to reconcile net earnings
    to cash provided by operations:
      Depreciation and amortization                 7,150          7,412
      Deferred income tax expense (benefit)         1,452           (893)
      Provision for losses on receivables             809            711
      Changes in operating assets and liabilities,
        net of business acquisition and
        disposition:
          Accounts receivable                        (463)        10,958
          Inventories                               7,210         13,779
          Other current assets                     (6,098)         1,289
          Accounts payable                         (6,962)       (33,047)
          Other current liabilities                (4,566)           579
      Other, net                                    3,173             83
               Cash provided by operations          4,742          7,253
Cash flows from investing activities:
  Business acquisition                             (3,950)             -
  Capital expenditures                             (8,028)       (11,643)
  Proceeds from business disposition               20,595              -
  Proceeds from other property disposals              507            135
               Cash provided by (used for)
                 investing activities               9,124        (11,508)
Cash flows from financing activities:
  Net increase in notes payable                     7,326            150
  Net increase (decrease) in long-term debt        (4,195)         8,278
  Dividends paid                                   (3,733)        (3,940)
  Proceeds from issuance of common stock              109            190
  Purchase of treasury shares                      (5,777)        (2,873)
  Other, net                                           (6)           (79)
               Cash provided by (used for)
                 financing activities              (6,276)         1,726
Effect of exchange rate changes on cash
  and equivalents                                  (2,045)          (275)
Net increase (decrease) in cash and
  equivalents                                       5,545         (2,804)
Cash and equivalents at beginning of period        10,507         11,044
Cash and equivalents at end of period            $ 16,052      $   8,240

See accompanying notes to consolidated condensed financial statements.




           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements

                                    (unaudited)


(1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of May 31, 1994 and the results of its operations and cash flows for the three months ended May 31, 1994 and 1993. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the accompanying consolidated condensed financial statements in order to conform with fiscal 1995 presentation. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1994. The results of operations for the three months ended May 31, 1994 are not necessarily indicative of the results to be expected for the full year.

(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the inflation element inherent in interest rates on Venezuelan local currency borrowings and the foreign exchange gains and losses, which occur on certain Venezuelan borrowings, as a component of cost of sales. Accordingly, a reduction of $2,395,000 and an increase of $1,000,000 for the three months ended May 31, 1994 and 1993, respectively, are included in cost of sales.

(3) Interest, net consisted of the following (in thousands):

                                              THREE MONTHS ENDED
                                              May 31,     May 31,
                                                1994        1993
Interest expense                              $3,695      $3,376
Less:  Capitalized interest                      (78)        (89)
       Non-operating interest income            (262)       (410)
         Interest, net                        $3,355      $2,877

Cash payments for interest, net of amounts capitalized, for the three months ended May 31, 1994 and 1993 were approximately
$3,609,000 and $3,718,000, respectively.

Total interest income was $455,000 and $520,000 for the three months ended May 31, 1994 and 1993, respectively.


(4) Income taxes - Cash payments for income taxes for the three months ended May 31, 1994 and 1993 were $1,121,000 and $750,000, respectively.


(5) Supplemental balance sheet information (in thousands)

                                                  May 31,      Feb. 28,
                                                    1994          1994
Trade accounts receivable, net:
  Trade                                        $ 139,480     $ 151,642
  Allowance for doubtful accounts                 (5,887)       (5,187)
   Total trade accounts receivable, net        $ 133,593     $ 146,455

Inventories:
  Raw materials, excluding grain               $  20,832     $  27,614
  Grain                                           39,615        41,785
  Finished and in-process goods                  134,546       141,241
  Packages and supplies                            8,273         8,990
   Total inventories                           $ 203,266     $ 219,630

Property, plant and equipment, net:
  Land                                         $  10,102     $  10,733
  Buildings and improvements                      99,091       107,741
  Machinery and equipment                        202,826       213,838
  Transportation equipment                         4,666         4,678
  Improvements in progress                        46,311        38,740
  Accumulated depreciation                      (124,448)     (129,839)
   Total property, plant and equipment, net    $ 238,548     $ 245,891


(6) Contingencies - The Internal Revenue Service (IRS) has completed examinations of the U.S. federal income tax returns filed by the Company for the fiscal years ended February 28, 1987 through February 28, 1991. As a result of the examinations, the IRS has issued to the Company a statutory notice of deficiency covering the fiscal years ended February 28, 1987 and February 29, 1988 and a preliminary report covering the fiscal years ended February 28, 1989 through February 28, 1991, both of which are primarily related to the proposed disallowance of certain deductions claimed by the Company in connection with acquisitions. The Company disagrees with the position of the IRS and is vigorously pursuing its judicial remedies with respect to fiscal years 1987 and 1988 and its administrative remedies with respect to fiscal years 1989 through 1991. Management believes the final outcome of this matter will not have a material adverse effect on the financial position or results of operations of the Company.


(7) Segment information - The Company's business segments are as follows: U.S. Foodservice consists of specialty foodservice distribution and prepared foods operations; Canadian Foods consists of consumer and bakery products operations; and Venezuelan Foods consists of consumer, bakery products and agricultural operations.

                                           Net   Operating
(in millions)                             Sales    Costs    Total
Three Months Ended May 31, 1994
  U.S. Foodservice                       $441.2  $(432.9)   $ 8.3
  Canadian Foods                           61.8    (61.6)      .2
  Venezuelan Foods                         76.7    (76.5)      .2
    Total                                $579.7  $(571.0)   $ 8.7

  Segment earnings                                          $ 8.7
  Interest, net                                              (3.3)
  Corporate unallocated                                       (.3)
    Earnings before income taxes                              5.1
  Income taxes                                               (2.1)
    Net earnings                                            $ 3.0

Three Months Ended May 31, 1993
  U.S. Foodservice                       $425.0  $(416.9)   $ 8.1
  Canadian Foods                           65.5    (65.0)      .5
  Venezuelan Foods                         65.3    (60.5)     4.8
    Total                                $555.8  $(542.4)   $13.4

  Segment earnings                                          $13.4
  Interest, net                                              (2.9)
  Corporate unallocated                                       (.6)
  Earnings from unconsolidated affiliates                      .3
    Earnings before income taxes                             10.2
  Income taxes                                               (3.8)
    Net earnings                                            $ 6.4


(8)- Subsequent events - On June 1, 1994, the Company completed the divestiture of its Frozen Specialty Foods business for a cash price of approximately $136 million. The divestiture will result in a net gain which will be reported in the Company's second quarter results.

On June 17, 1994, the Company announced that it had signed an agreement in principle to acquire the specialty foodservice distribution business of Leprino Foods Company. The proceeds from the divestitures of the Meats and Frozen Specialty Foods businesses are expected to be substantially reinvested in the Leprino acquisition. The transaction, which is subject to the signing of a definitive agreement and the approval of governmental regulatory agencies, is expected to be completed in August 1994.



                INTERNATIONAL MULTIFOODS CORPORATION
                            AND SUBSIDIARIES
             Management's Discussion and Analysis of Results of
                    Operations and Financial Condition

                             (Unaudited)


Results of Operations:


For the first quarter ended May 31, 1994 compared with the corresponding prior period.

Overview

The consolidated net earnings for the first quarter were $3.0 million, or 17 cents per share, compared with net earnings of $6.4 million, or 33 cents per share, a year ago. The decline in net earnings was primarily the result of a significant reduction in the earnings of the Venezuelan Foods segment. Consolidated net sales increased 4% to $579.7 million, compared with $555.8 million in the year-ago quarter.

Segment Results

U.S. Foodservice first quarter net sales increased 4% to $441.2 million, compared with $425.0 million a year ago. The improvement in sales resulted primarily from strong volumes in U.S. bakery, pizza and Mexican restaurant distribution, surimi seafood and export products, partially offset by the effect of previously divested businesses. First quarter segment earnings increased 2% to $8.3 million compared with $8.1 million in the year-ago quarter. The increase resulted from the strong performance in the surimi seafood business and the absence of losses of divested businesses. This was partially offset by earnings declines in vending distribution, which continues to experience lower volumes from a major customer, competitive pricing pressures and higher operating costs, and a decline in Frozen Specialty Foods earnings. The Frozen Specialty Foods business was divested in June 1994 at a net gain, which will be reported in the Company's second quarter results. The Company has extended the implementation timetable of a vending distribution business information system, which will have an unfavorable impact on fiscal 1995 U.S. Foodservice segment earnings.

Canadian Foods first quarter net sales declined 6% to $61.8 million, compared with $65.5 million in the year-ago quarter. This decrease was the result of a 7% decline in the average exchange rate. Segment earnings declined to $0.2 million, compared with $0.5 million a year ago. The earnings decline was the result of costs related to the introduction of consumer salsa products and the impact of exchange rates.

Venezuelan Foods first quarter net sales improved 17% to $76.7 million, compared with $65.3 million in the year-ago quarter. The sales improvement was the result of strong consumer and agricultural product volumes and price increases in the bakery and consumer product lines. Venezuelan Foods earnings declined significantly to $0.2 million, compared with $4.8 million in the year-ago quarter. The earnings decline resulted from a 29% devaluation of the Venezuelan currency during the quarter and the Company's use of the U.S. dollar as the functional currency for translation purposes.

In June 1994, the Venezuelan government announced that it will implement price controls and a single-rate foreign exchange system. Full details are not yet available; however, most of the Company's products, which are basic foods, have been included on the list of price controlled items. In connection with the implementation of these price controls, the government also announced that sufficient U.S. dollars will be made available at the controlled exchange rate for basic food imports, which include the Company's raw material needs.

The Company expects that the currency devaluation will continue to unfavorably affect its results in the second quarter.
Consequently, the decline in Venezuelan Foods fiscal 1995 segment earnings will be greater than previously disclosed.

The Venezuelan government also announced that companies intending to repatriate dividends in U.S. dollars must obtain government approval. It is unclear whether there will be limits imposed on such dividend repatriations.


Non-operating Expense and Income

Net interest expense increased to $3.3 million from $2.9 million a year ago, primarily as a result of higher debt levels and higher interest rates in the United States and Venezuela.

Income Taxes

The first quarter effective tax rate was 40.0%, compared to 37.7% a year ago. The increase was primarily the result of higher foreign taxes.

Financial Condition:

During the first quarter of fiscal 1995, the Company continued to implement its plan to reorganize and focus on its core businesses. Accordingly, the Company completed the divestiture of its Meats business and, as of June 1, 1994, also completed the sale of its Frozen Specialty Foods business. The proceeds from these divestitures are expected to be substantially reinvested in the purchase of the specialty foodservice distribution business of Leprino Foods Company (see footnote 8 for further discussion). The Company also continued to reinvest in its operations through capital expenditures and the acquisition of a corn flour business in Venezuela.

The Meats business divestiture contributed to the declines in accounts receivable, inventories, property, plant and equipment, and accounts payable. Also, the decrease in accounts receivable was related to the timing of Specialty Foodservice Distribution sales and seasonal fluctuations in Canadian Foods operations. The decrease in other current liabilities was primarily the result of costs incurred as part of the Company's reorganization plan. In addition, the significant devaluation of the Venezuelan currency during the first quarter resulted in a decline in the translated amounts of certain Venezuelan assets and liabilities. As of May 31, 1994, the Company's debt-to-total-capitalization ratio was 51%, compared to 50% at February 28, 1994.




                                  PART II

                              OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits

             11.     Computation of Earnings Per Share.

             12.     Computation of Ratio of Earnings to Fixed Charges.

     (b)     Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended May 31, 1994.







                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERNATIONAL MULTIFOODS CORPORATION




Date:  July 13, 1994                 By  /s/ Duncan H. Cocroft
                                         Duncan H. Cocroft
                                         Vice President - Finance and
                                           Chief Financial Officer
                                        (Principal Financial Officer and
                                           Duly Authorized Officer)






                               EXHIBIT INDEX



11.     Computation of Earnings Per Share.

12.     Computation of Ratio of Earnings to Fixed Charges.