Form 10-Q
period 1994-08-31
INTERNATIONAL MULTIFOODS CORP
filed 1994-10-14
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q


(Mark One)
  [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 31, 1994

                                    OR

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 30, 1994 was 18,003,389.






                         PART I. FINANCIAL INFORMATION

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations
                                 (unaudited)
                     (in thousands, except per share amounts)



                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                 Aug. 31,   Aug. 31,     Aug. 31,    Aug. 31,
                                    1994       1993         1994        1993
Net sales                       $497,741   $521,515   $1,077,471  $1,077,299
Cost of sales                   (415,056)  (422,677)    (895,867)   (877,442)
Delivery and distribution        (31,358)   (34,127)     (65,911)    (69,257)
Selling, general and
  administrative                 (39,123)   (46,657)     (94,739)    (99,114)
Unusual items                     26,661    (47,464)      26,661     (47,464)
Interest, net                     (2,427)    (2,892)      (5,782)     (5,769)
Corporate                           (685)      (374)      (1,018)       (944)
Losses from unconsolidated
  affiliates                           -    (12,438)           -     (12,187)
    Earnings (loss) before
      income taxes                35,753    (45,114)      40,815     (34,878)
Income taxes                      (4,393)    17,944       (6,418)     14,090

Net earnings (loss)             $ 31,360   $(27,170)  $   34,397  $  (20,788)

Net earnings (loss) per share
  of common stock               $   1.74   $  (1.41)  $     1.91  $    (1.08)

Average shares of common
  stock outstanding               17,903     19,232       18,006      19,258
Dividends per share of
  common stock:
    Declared*                   $      -   $    .20   $      .20  $      .40
    Paid                        $    .20   $    .20   $      .40  $      .40

*The Company announced in May 1994 that future declaration dates for dividends would be changed to correspond to the regularly scheduled meeting of the Board of Directors closest to the dividend record date.
 Accordingly, no dividend was declared in the second quarter of fiscal 1995. This change will not affect any dividend record dates or payments dates.




See accompanying notes to consolidated condensed financial statements.


            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                           (dollars in thousands)

                                                             Condensed
                                                           from audited
                                                             financial
                                               (Unaudited)   statements
                                                Aug. 31,     February 28,
                                                  1994           1994
Assets

Current assets:
  Cash and equivalents                         $ 19,060       $ 10,507
  Trade accounts receivable, net                147,033        146,455
  Inventories                                   209,976        219,630
  Other current assets                           74,531         62,698
    Total current assets                        450,600        439,290

Property, plant and equipment, net              228,596        245,891
Goodwill                                         94,475         72,672
Other assets                                     58,952         56,922
Total assets                                   $832,623       $814,775

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                $ 47,460       $ 58,651
  Current portion of long-term debt               2,917          3,953
  Accounts payable                              153,404        150,221
  Other current liabilities                     107,916         88,909
    Total current liabilities                   311,697        301,734

Long-term debt, net of current portion          189,535        195,125
Employee benefits and other
  liabilities                                    52,584         64,277
    Total liabilities                           553,816        561,136

Redeemable preferred stock                        3,618          3,635

Shareholders' equity                            275,189        250,004

Commitments and contingencies

Total liabilities and
  shareholders' equity                         $832,623       $814,775

See accompanying notes to consolidated condensed financial statements.



           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

         Consolidated Condensed Statements of Cash Flows (unaudited)
                          (dollars in thousands)


                                                     SIX MONTHS ENDED
                                                  Aug. 31,       Aug. 31,
                                                     1994           1993
Cash flows from operations:
  Net earnings (loss)                            $  34,397     $ (20,788)
  Adjustments to reconcile net earnings (loss)
    to cash provided by operations:
      Depreciation and amortization                 12,638        14,804
      Deferred income tax benefit                  (11,786)       (8,811)
      Provision for losses on receivables            1,203         1,291
      Provision for unusual charges                  6,220        47,464
      Gain on sale of business                     (32,881)            -
      Equity in losses of unconsolidated
        affiliates                                       -        12,187
      Changes in operating assets and liabilities,
        net of business acquisitions and
        dispositions:
          Accounts receivable                       (1,106)       (1,249)
          Inventories                                  144       (13,313)
          Other current assets                     (12,374)       (8,931)
          Accounts payable                           2,309        (7,930)
          Other current liabilities                  7,817        (4,051)
      Other, net                                     4,030          (502)
               Cash provided by operations          10,611        10,171
Cash flows from investing activities:
  Business acquisitions                           (115,847)      (18,456)
  Capital expenditures                             (16,306)      (25,357)
  Proceeds from business dispositions              156,367         4,862
  Proceeds from other property disposals             1,592           308
               Cash provided by (used for)
                 investing activities               25,806       (38,643)
Cash flows from financing activities:
  Net increase (decrease) in notes payable          (7,465)       30,586
  Net increase (decrease) in long-term debt         (4,633)        7,815
  Dividends paid                                    (7,341)       (7,834)
  Proceeds from issuance of common stock               119         1,067
  Purchase of treasury shares                       (5,777)       (3,152)
  Other, net                                           (12)          (84)
               Cash provided by (used for)
                 financing activities              (25,109)       28,398
Effect of exchange rate changes on cash
  and equivalents                                   (2,755)       (1,395)
Net increase (decrease) in cash and
  equivalents                                        8,553        (1,469)
Cash and equivalents at beginning of period         10,507        11,044
Cash and equivalents at end of period             $ 19,060     $   9,575

See accompanying notes to consolidated condensed financial statements.



             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                  (unaudited)


(1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of August 31, 1994 and the results of its operations for the three and six months ended August 31, 1994 and 1993, and cash flows for the six months ended August 31, 1994 and 1993. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the accompanying consolidated condensed financial statements in order to conform with fiscal 1995 presentation. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1994. The results of operations for the three and six months ended August 31, 1994 are not necessarily indicative of the results to be expected for the full year.

(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the inflation element inherent in interest rates on Venezuelan local currency borrowings and the foreign exchange gains and losses, which occur on certain Venezuelan borrowings, as a component of cost of sales. Accordingly, a reduction of $1,900,000 and an increase of $1,390,000 for the six months ended August 31, 1994 and 1993, respectively, and an increase of $495,000 and $390,000 for the three months ended August 31, 1994 and 1993, respectively, are included in cost of sales.

(3) Businesses acquired - The Company acquired, with cash and notes, certain businesses during fiscal 1995 and 1994. All acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired businesses have been included since their respective dates of acquisition. The most significant acquisitions were as follows:

Fiscal    Business Segment     Name                     Date Acquired
1995      U.S. Foodservice     Distribution business    August 1994
                                 of Leprino Foods
1994      U.S. Foodservice     Bevmatic                 August 1993
          U.S. Foodservice     JAMCO                    June 1993

The components of cash used for all acquisitions, as reflected in the consolidated condensed statements of cash flows, are summarized as follows (in thousands):
                                                         Six Months Ended
                                                        Aug. 31,   Aug. 31,
                                                           1994       1993
Fair value of current assets, net of cash acquired     $ 46,181    $ 4,738
Fair value of non-current assets, excluding goodwill     56,318     12,276
Goodwill                                                 34,480      5,778
Liabilities assumed, principally current                (21,132)    (1,836)
Purchase contract liabilities                                 -     (2,500)
  Cash paid, net of cash acquired                      $115,847    $18,456

The following unaudited pro forma financial information assumes the Company's fiscal 1995 acquisition of the specialty foodservice distribution business of Leprino Foods Company had been completed on March 1, 1993, the beginning of fiscal 1994. It includes the financing costs of the acquisition as well as depreciation and amortization associated with the allocation of the purchase price to net tangible and intangible assets acquired. The pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisition been completed as of the beginning of fiscal 1994.

                                                       Six Months Ended
                                                     Aug. 31,    Aug., 31,
(in thousands, except earnings per share)               1994         1993
Net sales                                         $1,277,000   $1,264,000
Net earnings (loss)                                   34,700      (21,500)
Net earnings (loss) per share of common stock           1.92        (1.12)

(4) Unusual items - The Company divested its Frozen Specialty Foods business on June 1, 1994 for a pre-tax gain of $32,881,000.

The Company recognized a $6,220,000 pre-tax charge for the integration of the recently acquired specialty foodservice distribution business of Leprino Foods Company with the Company's existing pizza and Mexican restaurant distribution business ("Business Integration") in the second quarter of fiscal 1995. The Business Integration charge included $1,100,000 for asset write-downs, $1,400,000 for severance benefits to approximately 125 warehouse, delivery and administrative employees, and $3,720,000 primarily for the write-down of lease commitments. The Business Integration is expected to provide benefits of up to $3,000,000 in fiscal 1996 and up to $6,000,000 in fiscal 1997.

The following table summarizes the change in the Company's reorganization and integration reserves for the six months ended August 31, 1994 (in thousands):

                                  U.S. Foodservice                Canadian Foods
                           Consoli-                             Consoli-
                           dation/    Organiza-                 dation/     Organiza-
                           Closing     tional     Business       Closing    tional     Total
                          Facilities   Changes   Integration   Facilities   Changes   Company
Reorganization reserves
  at Feb. 28, 1994         $4,694     $6,109      $    -         $2,749     $5,486    $19,038
Reserve additions               -          -       5,120              -          -      5,120
Reserves utilized          (1,152)    (3,617)          -              -       (434)    (5,203)
Exchange rate effect            -          -           -            (47)       (66)      (113)
Reorganization and
  integration reserves
  at Aug. 31, 1994         $3,542     $2,492      $5,120         $2,702     $4,986    $18,842



(5) Interest, net consisted of the following (in thousands):

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                     Aug. 31,  Aug. 31,   Aug. 31,  Aug. 31,
                                        1994      1993       1994      1993
Interest expense                      $2,949    $3,242     $6,644    $6,618
Less:  Capitalized interest              (91)      (84)      (169)     (173)
       Non-operating interest income    (431)     (266)      (693)     (676)
         Interest, net                $2,427    $2,892     $5,782    $5,769

Cash payments for interest, net of amounts capitalized, for the six months ended August 31, 1994 and 1993 were approximately $5,897,000 and $6,080,000, respectively.

Total interest income was $1,229,000 and $919,000 for the six months ended August 31, 1994 and 1993, respectively.

(6) Income taxes - Cash payments for income taxes for the six months ended August 31, 1994 and 1993 were $3,538,000 and $1,570,000, respectively.

(7) Supplemental balance sheet information (in thousands)

                                                 Aug. 31,      Feb. 28,
                                                    1994          1994
Trade accounts receivable, net:
  Trade                                         $152,555      $151,642
  Allowance for doubtful accounts                 (5,522)       (5,187)
   Total trade accounts receivable, net         $147,033      $146,455

Inventories:
  Raw materials, excluding grain                $ 20,493      $ 27,614
  Grain                                           27,380        41,785
  Finished and in-process goods                  155,623       141,241
  Packages and supplies                            6,480         8,990
   Total inventories                            $209,976      $219,630

Property, plant and equipment, net:
  Land                                          $ 11,145      $ 10,733
  Buildings and improvements                      84,134       107,741
  Machinery and equipment                        183,377       213,838
  Transportation equipment                         8,744         4,678
  Improvements in progress                        40,864        38,740
  Accumulated depreciation                       (99,668)     (129,839)
   Total property, plant and equipment, net     $228,596      $245,891

(8) Financial instruments

Concentrations of Credit Risk - The Company's Venezuelan operations maintain deposits, primarily in local currency, in Venezuelan financial institutions. As of August 31, 1994, these deposits totaled the equivalent of $18,200,000 in U.S. dollars. Due to exchange controls implemented by the Venezuelan government, the Company has experienced delays in converting these deposits to U.S. dollars and, accordingly, paying down U.S. dollar-denominated obligations of its Venezuelan operations. The Venezuelan government has assumed control of several local banks due to their respective financial difficulties in order to stabilize the banking system.

Other Financial Instruments - In Canada, the Company minimizes risks associated with wheat market price fluctuations by hedging its wheat and flour inventories, open wheat purchase contracts, and open flour sales contracts with wheat futures contracts. These futures contracts are traded on U.S. exchanges and are denominated in U.S. dollars. Since the inventories, purchase contracts and sales contracts are denominated in Canadian dollars, the Company enters into foreign currency forward contracts which have the effect of converting the U.S. dollar-denominated futures contracts into Canadian dollar equivalents. At August 31, 1994, the Company had entered into wheat futures contracts with maturities that generally coincided with the maturities of the open wheat purchase contracts and flour sales contracts. These future contracts hedged substantially all of the Company's Canadian wheat and flour inventories and commitments as of August 31, 1994. At August 31, 1994, the foreign currency forward contracts relating to these wheat futures contracts totaled approximately $8,800,000.

The U.S. exchanges on which the futures contracts are traded act as the counterparties to these transactions. The foreign currency forward contracts are purchased through major Canadian banking institutions which act as counterparties to the transactions. In the Company's opinion, the credit risk of these futures and foreign currency forward contracts due to nonperformance of the counterparties is remote.

(9) Contingencies - The Internal Revenue Service (IRS) has completed examinations of the U.S. federal income tax returns filed by the Company for the fiscal years ended February 28, 1987 through February 28, 1991. As a result of the examinations, the IRS has issued to the Company a statutory notice of deficiency covering the fiscal years ended February 28, 1987 and February 29, 1988 and a preliminary report covering the fiscal years ended February 28, 1989 through February 28, 1991, both of which are primarily related to the proposed disallowance of certain deductions claimed by the Company in connection with acquisitions. The Company disagrees with the position of the IRS and is pursuing its judicial remedies with respect to fiscal years 1987 and 1988 and its administrative remedies with respect to fiscal years 1989 through 1991. Management believes the final outcome of this matter will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

(10) Segment information - The Company's business segments are as follows:
U.S. Foodservice consists of specialty foodservice distribution and prepared foods operations; Canadian Foods consists of consumer and bakery products operations; and Venezuelan Foods consists of consumer, bakery products and agricultural operations. The Company's divested Frozen Specialty Foods and Meats businesses were included in the U.S. Foodservice business segment.

                                        Net   Operating   Unusual
(in millions)                          Sales    Costs      Items     Total
Three Months Ended Aug. 31, 1994
  U.S. Foodservice                    $357.4  $(352.6)    $ 26.7    $ 31.5
  Canadian Foods                        70.2    (66.5)         -       3.7
  Venezuelan Foods                      70.2    (66.5)         -       3.7
    Total                             $497.8  $(485.6)    $ 26.7    $ 38.9

  Segment earnings                                                  $ 38.9
  Interest, net                                                       (2.5)
  Corporate unallocated                                                (.7)
    Earnings before income taxes                                      35.7
  Income taxes                                                        (4.3)
    Net earnings                                                    $ 31.4

Three Months Ended  Aug. 31, 1993
  U.S. Foodservice                    $386.5  $(378.7)    $(25.7)   $(17.9)
  Canadian Foods                        68.4    (64.7)     (21.8)    (18.1)
  Venezuelan Foods                      66.6    (60.0)         -       6.6
    Total                             $521.5  $(503.4)    $(47.5)   $(29.4)

  Segment losses                                                    $(29.4)
  Interest, net                                                       (2.9)
  Corporate unallocated                                                (.3)
  Losses from unconsolidated affiliates                              (12.5)
    Loss before income taxes                                         (45.1)
  Income taxes                                                        17.9
    Net loss                                                        $(27.2)


(10) Segment information (continued)

                                       Net    Operating   Unusual
(in millions)                         Sales     Costs      Items     Total
Six Months Ended Aug. 31, 1994
  U.S. Foodservice                 $  798.6  $  (785.5)   $ 26.7    $ 39.8
  Canadian Foods                      132.0     (128.1)        -       3.9
  Venezuelan Foods                    146.9     (143.0)        -       3.9
    Total                          $1,077.5  $(1,056.6)   $ 26.7    $ 47.6

  Segment earnings                                                  $ 47.6
  Interest, net                                                       (5.8)
  Corporate unallocated                                               (1.0)
    Earnings before income taxes                                      40.8
  Income taxes                                                        (6.4)
    Net earnings                                                    $ 34.4

Six Months Ended  Aug. 31, 1993
  U.S. Foodservice                 $  811.5  $  (795.6)   $(25.7)   $ (9.8)
  Canadian Foods                      133.9     (129.7)    (21.8)    (17.6)
  Venezuelan Foods                    131.9     (120.5)        -      11.4
    Total                          $1,077.3  $(1,045.8)   $(47.5)   $(16.0)

  Segment losses                                                    $(16.0)
  Interest, net                                                       (5.8)
  Corporate unallocated                                                (.9)
  Losses from unconsolidated affiliates                              (12.2)
    Loss before income taxes                                         (34.9)
  Income taxes                                                        14.1
    Net loss                                                        $(20.8)






            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
             Management's Discussion and Analysis of Results of
                   Operations and Financial Condition

                                 (Unaudited)


Results of Operations:


For the second quarter and six months ended August 31, 1994 compared with the corresponding prior period.

Overview

The consolidated net earnings for the second quarter were $31.4 million, or $1.74 per share, compared with a net loss of $27.2 million, or $1.41 per share, a year ago. Unusual items in the second quarter of fiscal 1995 of $25.9 million after tax, or $1.44 per share, included an after-tax gain of $29.6 million, or $1.65 per share, from the divestiture of the Company's Frozen Specialty Foods business and an after-tax charge of $3.7 million, or $.21 per share, for costs associated with the integration of the specialty foodservice distribution business of Leprino Foods Company, which was acquired in late August 1994. The integration, which will include the closing of duplicate warehouse and administrative facilities of the Company and the consolidation of distribution truck routing, is expected to result in annualized benefits totaling up to $3 million and $6 million in fiscal years 1996 and 1997, respectively. Unusual items in the second quarter of fiscal 1994 totaling $36.3 million after tax related to the reorganization of operations, the loss on the disposition of a bakery distribution business and included a $12.5 million charge related to the decision to divest the Company's minority positions in two Mexican unconsolidated affiliates. See Note 4 for additional information on unusual items and the reorganization and integration reserves.

Excluding unusual items, net earnings in the second quarter were $5.5 million, or $.30 per share, compared with net earnings of $9.1 million, or $.47 per share, a year ago. The decline in net earnings was primarily the result of lower earnings in the U.S. Foodservice and Venezuelan Foods segments. Consolidated net sales declined 5% to $497.8 million, compared with $521.5 million, a year ago. Exclusive of the effect of acquisitions and divestitures, consolidated net sales increased 7%.

The consolidated net earnings for the six months ended August 31, 1994 were $34.4 million, or $1.91 per share, compared with a net loss of $20.8 million, or $1.08 per share, a year ago. Exclusive of the unusual items described above, net earnings were $8.5 million, or $.47 per share, compared with $15.5 million, or $.80 per share, a year ago. Consolidated net sales were even with the year-ago period. Exclusive of the effect of acquisitions and divestitures, consolidated net sales increased 8%.


Segment Results

U.S. Foodservice second quarter net sales declined 8% to $357.4 million, compared with $386.5 million a year ago, primarily as a result of divested businesses. Excluding the effect of acquisitions and divestitures, net sales increased 9% as a result of improved volumes in pizza and Mexican restaurant distribution, surimi seafood and export products. Second quarter segment earnings before unusual items declined 38% to $4.8 million, compared with $7.8 million in fiscal 1994. A portion of the decline was the result of the divestitures of the Frozen Specialty Foods and Meats businesses, which earned $1.2 million in the second quarter last year. The remaining decline is primarily the result of costs associated with delays in the implementation timetable of a vending distribution business information system and lower margins in surimi seafood compared with strong margins a year ago, both of which are expected to continue to unfavorably impact segment earnings in the second half of fiscal 1995. Second quarter segment earnings were $31.5 million versus a loss of $17.9 million a year ago. Fiscal 1995 segment earnings included a pre-tax gain of $32.9 million from the divestiture of the Frozen Specialty Foods business and a pre-tax integration charge of $6.2 million described above. The fiscal 1994 segment loss included unusual items of $25.7 million associated with the reorganization of operations and the loss on the disposition of a bakery distribution business.

U. S. Foodservice segment earnings before unusual items for the six-month period declined 18% to $13.1 million, compared with $15.9 million a year ago. After reflecting unusual items, segment earnings were $39.8 million versus a segment loss of $9.8 million a year ago. Net sales for the six-month period declined 2% to $798.6 million, compared with $811.5 million last year. Net sales and segment earnings for the six-month period were affected by the same factors as noted above for the second quarter.

Canadian Foods second quarter net sales increased 3% to $70.2 million, compared with $68.4 million a year earlier, primarily as a result of higher Canadian bakery volumes, partially offset by the impact of a 6% decline in the average exchange rate and lower consumer flour volumes compared with a strong quarter last year. Segment earnings before unusual items were $3.7 million, even with a year ago. The earnings benefits of improved Canadian bakery volumes and the benefits from the reorganization of operations were offset by the effects of the exchange rate decline and lower consumer flour volumes. Segment earnings before unusual items for the six-month period decreased 7% to $3.9 million, compared with $4.2 million last year. Unusual items in the second quarter of fiscal 1994 were pre-tax charges of $21.8 million associated with the reorganization of operations. Net sales declined 1% to $132.0 million versus $133.9 million in the year-ago period. Sales and earnings were affected by essentially the same factors as noted above for the second quarter.

Venezuelan Foods second quarter net sales increased 5% to $70.2 million, compared with $66.6 million last year, as a result of higher consumer products and animal feed volumes. Segment earnings declined 44% to $3.7 million from $6.6 million a year ago. The decline resulted primarily from the impact of a significant devaluation of the Venezuelan currency that occurred in the latter part of the first quarter and early in the second quarter of fiscal 1995, and the Company's use of the U.S. dollar as the functional currency for translation purposes. These unfavorable impacts were partially offset by the benefits of the improved volumes and the near-term currency stability resulting from government-imposed foreign exchange controls, described below. Segment earnings for the six-month period decreased 66% to $3.9 million, compared with $11.4 million last year, as a result of the factors noted above for the second quarter and the significant effect that the first quarter currency devaluation had on the earnings in the first quarter. Net sales for the six-month period increased 11% to $146.9 million, versus $131.9 million last year, primarily on higher consumer products and animal feed volumes.

In June 1994, the Venezuelan government implemented price controls, which affect most of the Venezuelan operations' products, and a foreign exchange control system. The government has allowed reasonable price increases for most of the Company's products. In connection with the implementation of exchange and price controls, the government has announced that sufficient U.S. dollars will be made available at the controlled exchange rate for basic food imports, which include the Company's raw material needs. The government has allowed the exchange of Venezuelan bolivars to U.S. dollars for payments by the Company for recent raw material imports. However, the Company has experienced delays in obtaining U.S. dollars for transactions that occurred prior to the implementation of exchange controls, including dollars required for the repayment of U.S. dollar-denominated obligations of the Company's Venezuelan operations. As a result, net monetary assets and commitments denominated in bolivars have increased. As of August 31, 1994, net monetary assets and commitments totaled the U.S.-dollar equivalent of $29 million. The government has currently established the exchange rate at 170 bolivars per dollar. If the bolivar were to decline in value versus the U.S. dollar, there would be foreign exchange losses on the net monetary assets and commitments and, additionally, the Company may be unable to immediately increase selling prices to maintain current gross profit margins. At the present time, strategies for the management of currency risks are limited to working capital management techniques and product pricing strategies.

The Venezuelan government announced that companies intending to repatriate dividends in U.S. dollars must obtain government approval. It is unclear whether there will be limits imposed on such dividend repatriations.

Non-operating Expense

Second quarter net interest expense declined to $2.5 million from $2.9 million a year ago as a result of lower debt levels during the quarter, partially offset by the effect of higher interest rates in the United States and Canada. The Company reduced debt levels early in the quarter with the proceeds from the divestiture of the Frozen Specialty Foods business. Debt levels increased near the end of the quarter in connection with the acquisition of the Leprino Foods Company distribution business. For the six-month period, net interest expense was even with the year-ago period at $5.8 million as the factors noted above for the second quarter were offset by higher interest expense in the first quarter resulting from higher debt levels and interest rates.

Income Taxes

The effective tax rate was 12.3% in the second quarter of fiscal 1995 compared with 39.8% last year. The low tax rate in the second quarter of fiscal 1995 was attributable to a low tax rate on the Frozen Specialty Foods transaction. Excluding unusual items and losses from unconsolidated affiliates, the effective tax rates were 40.0% and 38.6% in the second quarters of fiscal 1995 and 1994, respectively. This increase was the result of higher foreign taxes. For the six-month periods, the effective tax rate was 15.7% in fiscal 1995 and 40.4% in fiscal 1994 as a result of the low tax rate on the Frozen Specialty Foods transaction. Excluding unusual items and losses from unconsolidated affiliates, the effective tax rates were 40.0% and 38.7% in fiscal 1995 and 1994, respectively. The increase was the result of higher foreign taxes.

Financial Condition:

During the second quarter of fiscal 1995, the Company acquired the specialty foodservice distribution business of Leprino Foods Company.
The Company's balance sheet at August 31, 1994 reflected the acquisition of the distribution business and the divestitures of the Company's Frozen Specialty Foods and Meats businesses.

The increase in cash at August 31, 1994 is due primarily to an increase in local currency deposits in Venezuela as a result of the delays in obtaining U.S. dollars to settle certain dollar-denominated obligations. See Note 8 for further discussion.

The reduction in inventories and property, plant and equipment reflected the divestitures, partially offset by the acquisition. The increase in intangibles as of August 31, 1994 was the result of the acquisition, partially offset by the reduction from the divestiture of the Frozen Specialty Foods business. The increase in other current liabilities included the charge for the integration of businesses (see Note 4) and income taxes associated with the gain on the sale of the Frozen Specialty Foods business. In addition, the significant devaluation of the Venezuelan currency that occurred since April 1994 resulted in a decline in the translated amounts of certain Venezuelan assets and liabilities.

As of August 31, 1994, the Company's debt-to-total-capitalization ratio had declined to 46%, as compared to 50% at February 28, 1994. The Company's debt declined, as proceeds from the sale of the Frozen Specialty Foods business exceeded the cost of the acquisition of the specialty foodservice distribution business of Leprino Foods Company. Certain repurchases of outstanding common stock were made during the six months ended August 31, 1994 under the previously announced share repurchase program. The Company expects that any future share repurchases under this program will be funded by borrowings.

In Canada, the Company minimizes risks associated with wheat market price fluctuations by hedging its wheat and flour inventories, open wheat purchase contracts and open flour sales contracts with wheat futures contracts. See Note 8 for further discussion.




                                     PART II

                                OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

     (a) The 1994 Annual Meeting of Stockholders of International Multifoods Corporation (the "Company") was held on June 17, 1994 (the "Annual Meeting"). Holders of the Company's common stock, par value $.10 per share, and holders of the Company's Cumulative Redeemable Sinking Fund First Preferred Capital Stock, Series A, C, D and E, par value $100 per share, of record on May 2, 1994 were entitled to one vote per share, voting together as though constituting a single class on each proposal presented at the meeting.

     (c) At the Annual Meeting, Nicholas L. Reding and Jack D. Rehm were elected directors for a term of three years. The number of votes cast for the election of each director and the number of votes withheld are as follows:

                                 FOR                  WITHHELD

Nicholas L. Reding            15,387,667               560,542
Jack D. Rehm                  15,381,527               566,682


The other directors whose term of office as a director continued after the meeting are William A. Andres, James G. Fifield, Anthony Luiso, Robert M. Price, Lois D. Rice and Peter S. Willmott.

     With respect to the proposal to approve the appointment of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending February 28, 1995, there were 15,796,686 votes cast for the proposal, 96,681 votes cast against the proposal and 54,842 abstentions. There were no broker nonvotes with respect to such matter.

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

            2.1 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Doskocil Companies Incorporated (Buyer) dated as of March 17, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1,
1994).

            2.2     Asset Purchase Agreement among Multifoods
Distribution, Inc. (Buyer), International Multifoods Corporation (Buyer's Parent) and Leprino Foods Company (Seller) and James G. Leprino (Seller's Shareholder) dated as of July 29, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
August 22, 1994).

            11.     Computation of Earnings Per Share.

            12.     Computation of Ratio of Earnings to Fixed Charges.

            27.     Financial Data Schedule.

     (b)    Reports on Form 8-K

     During the quarter ended August 31, 1994, the Company filed a report on Form 8-K dated June 1, 1994 relating to the sale of the Company's Frozen Specialty Foods business. In addition, during the quarter, the Company filed a report on Form 8-K dated August 22, 1994 relating to the acquisition by the Company of substantially all of the assets of the specialty foodservice distribution business of Leprino Foods Company, which report included financial statements of Leprino Foodservice Distribution (a division of Leprino Foods Company).






                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERNATIONAL MULTIFOODS CORPORATION




Date:  October 14, 1994         By    /s/ Duncan H. Cocroft
                                        Duncan H. Cocroft
                                        Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                         and Duly Authorized Officer)








                                 EXHIBIT INDEX




     2.1 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Doskocil Companies Incorporated (Buyer) dated as of March 17, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 1994).

     2.2 Asset Purchase Agreement among Multifoods Distribution, Inc. (Buyer), International Multifoods Corporation (Buyer's Parent) and Leprino Foods Company (Seller) and James G. Leprino (Seller's
Shareholder) dated as of July 29, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
August 22, 1994).

     11.     Computation of Earnings Per Share.

     12.     Computation of Ratio of Earnings to Fixed Charges.

     27.     Financial Data Schedule.