Form 10-Q
period 1994-11-30
INTERNATIONAL MULTIFOODS CORP
filed 1995-01-12
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-Q

(Mark One)
 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended November 30, 1994

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


   The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of December 31, 1994 was 17,998,514.





                         PART I. FINANCIAL INFORMATION

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations
                                 (unaudited)
                     (in thousands, except per share amounts)



                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                 Nov. 30,   Nov. 30,     Nov. 30,    Nov. 30,
                                    1994       1993         1994        1993
Net sales                       $693,772   $585,626   $1,771,243  $1,662,925
Cost of sales                   (581,289)  (473,806)  (1,477,156) (1,351,248)
Delivery and distribution        (40,750)   (37,702)    (106,661)   (106,959)
Selling, general and
  administrative                 (50,085)   (52,077)    (144,824)   (151,191)
Unusual items                          -          -       26,661     (47,464)
Interest, net                     (3,045)    (2,096)      (8,827)     (7,865)
Corporate                           (413)       337       (1,431)       (607)
Losses from unconsolidated
  affiliates                           -          -            -     (12,187)
    Earnings (loss) before
      income taxes                18,190     20,282       59,005     (14,596)
Income taxes                      (7,276)    (7,829)     (13,694)      6,261

Net earnings (loss)              $10,914   $ 12,453   $   45,311  $   (8,335)

Net earnings (loss) per share
  of common stock                $   .61   $    .66   $     2.51  $     (.44)

Average shares of common
  stock outstanding               17,924     18,830       17,979      19,116
Dividends per share of
  common stock:
    Declared*                    $   .20   $    .20   $      .40  $      .60
    Paid                         $   .20   $    .20   $      .60  $      .60

*The Company announced in May 1994 that future declaration dates for dividends would be changed to correspond to the regularly scheduled meeting of the Board of Directors closest to the dividend record date. Accordingly, no dividend was declared in the second quarter of fiscal 1995. This change will not affect any dividend record dates or payment dates.




See accompanying notes to consolidated condensed financial statements.


            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                           (dollars in thousands)

                                                             Condensed
                                                           from audited
                                                             financial
                                               (Unaudited)   statements
                                                Nov. 30,     February 28,
                                                  1994           1994
Assets

Current assets:
  Cash and equivalents                         $  8,848       $ 10,507
  Trade accounts receivable, net                148,769        146,455
  Inventories                                   263,146        219,630
  Other current assets                           77,700         62,698
    Total current assets                        498,463        439,290

Property, plant and equipment, net              228,704        245,891
Goodwill                                        110,604         72,672
Other assets                                     41,327         56,922
Total assets                                   $879,098       $814,775

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                $ 59,268       $ 58,651
  Current portion of long-term debt              11,102          3,953
  Accounts payable                              176,752        150,221
  Other current liabilities                     112,276         88,909
    Total current liabilities                   359,398        301,734

Long-term debt, net of current portion          178,653        195,125
Employee benefits and other
  liabilities                                    55,006         64,277
    Total liabilities                           593,057        561,136

Redeemable preferred stock                        3,616          3,635

Shareholders' equity                            282,425        250,004

Commitments and contingencies

Total liabilities and
  shareholders' equity                         $879,098       $814,775

See accompanying notes to consolidated condensed financial statements.



           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

         Consolidated Condensed Statements of Cash Flows (unaudited)
                          (dollars in thousands)


                                                     NINE MONTHS ENDED
                                                    Nov. 30,      Nov. 30,
                                                       1994          1993
Cash flows from operations:
  Net earnings (loss)                              $ 45,311       $(8,335)
  Adjustments to reconcile net earnings (loss)
    to cash provided by operations:
      Depreciation and amortization                  19,728        22,396
      Deferred income tax benefit                    (8,243)       (8,127)
      Provision for losses on receivables             2,351         1,992
      Provision for unusual charges                   6,220        47,464
      Gain on sale of business                      (32,881)            -
      Equity in losses of unconsolidated
        affiliates                                        -        12,187
      Changes in operating assets and liabilities,
        net of business acquisitions and
        dispositions:
          Accounts receivable                        (4,156)       (5,758)
          Inventories                               (53,448)      (45,133)
          Other current assets                      (17,222)       (4,496)
          Accounts payable                           25,799         4,660
          Other current liabilities                  12,326           238
      Other, net                                      5,117        (1,865)
               Cash provided by operations              902        15,223
Cash flows from investing activities:
  Business acquisitions                            (115,847)      (18,476)
  Capital expenditures                              (24,001)      (36,902)
  Proceeds from business dispositions               156,367         4,862
  Proceeds from other property disposals              2,727           379
               Cash provided by (used for)
                 investing activities                19,246       (50,137)
Cash flows from financing activities:
  Net increase in notes payable                       4,559        56,765
  Net increase (decrease) in long-term debt          (6,987)        7,330
  Dividends paid                                    (10,950)      (11,715)
  Proceeds from issuance of common stock                119         1,183
  Purchase of treasury shares                        (5,777)      (24,935)
  Other, net                                            (13)          (84)
               Cash provided by (used for)
                 financing activities               (19,049)       28,544
Effect of exchange rate changes on cash
  and equivalents                                    (2,758)       (1,121)
Net decrease in cash and equivalents                 (1,659)       (7,491)
Cash and equivalents at beginning of period          10,507        11,044
Cash and equivalents at end of period               $ 8,848       $ 3,553

See accompanying notes to consolidated condensed financial statements.



             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                  (unaudited)


(1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of November 30, 1994 and the results of its operations for the three and nine months ended November 30, 1994 and 1993, and cash flows for the nine months ended November 30, 1994 and 1993. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the accompanying consolidated condensed financial statements in order to conform with fiscal 1995 presentation. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1994. The results of operations for the three and nine months ended November 30, 1994 are not necessarily indicative of the results to be expected for the full year.

(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the inflation element inherent in interest rates on Venezuelan local currency borrowings and the foreign exchange gains and losses, which occur on certain Venezuelan borrowings, as a component of cost of sales. Accordingly, a reduction of $1,665,000 and an increase of $2,470,000 for the nine months ended November 30, 1994 and 1993, respectively, and increases of $235,000 and $1,080,000 for the three months ended November 30, 1994 and 1993, respectively, are included in cost of sales.

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

The components of cash used for all acquisitions, as reflected in the consolidated condensed statements of cash flows, are summarized as follows (in thousands):
                                                         Nine Months Ended
                                                        Nov. 30,   Nov. 30,
                                                           1994       1993
Fair value of current assets, net of cash acquired     $ 46,383    $ 4,738
Fair value of non-current assets, excluding goodwill     39,118     12,276
Goodwill                                                 51,478      4,650
Liabilities assumed, principally current                (21,132)      (688)
Purchase contract liabilities                                 -     (2,500)
  Cash paid, net of cash acquired                      $115,847    $18,476

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
                                                      Nine Months Ended
                                                     Nov. 30,     Nov. 30,
(in thousands, except earnings per share)               1994         1993
Net sales                                         $1,971,000   $1,947,000
Net earnings (loss)                                   45,686       (8,313)
Net earnings (loss) per share of common stock           2.53         (.44)

(4) Unusual items - The Company divested its Frozen Specialty Foods business on June 1, 1994 for a pre-tax gain of $32,881,000.

The Company recognized a $6,220,000 pre-tax charge for the integration of the recently acquired specialty foodservice distribution business of Leprino Foods Company with the Company's existing pizza and Mexican restaurant distribution business ("Business Integration") in the second quarter of fiscal 1995. The Business Integration charge included $1,100,000 for asset write-downs and $5,120,000 of charges, which consist of $1,400,000 for severance benefits to approximately 125 warehouse, delivery and administrative employees and $3,720,000 primarily for the write-down of lease commitments. The Business Integration is expected to provide benefits of up to $3,000,000 in fiscal 1996 and up to $6,000,000 in fiscal 1997.

The following table summarizes the change in the Company's reorganization and integration reserves for the nine months ended November 30, 1994 (in thousands):


                                  U.S. Foodservice                Canadian Foods
                           Consoli-                             Consoli-
                           dation/    Organiza-                 dation/    Organiza-
                           Closing     tional     Business       Closing    tional     Total
                          Facilities   Changes   Integration   Facilities   Changes   Company
Reorganization reserves
  at Feb. 28, 1994         $4,694     $6,109       $     -       $2,749     $5,486    $19,038
Reserve additions               -          -         5,120            -          -      5,120
Reserves utilized          (2,253)    (4,020)          (77)        (129)      (651)    (7,130)
Exchange rate effect            -          -             -         (104)       (95)      (199)
Reorganization and
  integration reserves
  at Nov. 30, 1994         $2,441     $2,089       $ 5,043       $2,516     $4,740    $16,829




(5) Interest, net consisted of the following (in thousands):

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                     Nov. 30,  Nov. 30,   Nov. 30,  Nov. 30,
                                        1994      1993       1994      1993
Interest expense                      $4,293    $3,227    $10,937    $9,845
Less:  Capitalized interest              (87)     (420)      (256)     (593)
       Non-operating interest income  (1,161)     (711)    (1,854)   (1,387)
         Interest, net                $3,045    $2,096    $ 8,827    $7,865

Cash payments for interest, net of amounts capitalized, for the nine months ended November 30, 1994 and 1993 were approximately $10,483,000 and $10,037,000, respectively.

Total interest income was $2,610,000 and $1,795,000 for the nine months ended November 30, 1994 and 1993, respectively.

(6) Income taxes - Cash payments for income taxes for the nine months ended November 30, 1994 and 1993 were $3,943,000 and $2,024,000, respectively.

(7) Supplemental balance sheet information (in thousands)

                                                 Nov. 30,      Feb. 28,
                                                    1994          1994
Trade accounts receivable, net:
  Trade                                         $154,594      $151,642
  Allowance for doubtful accounts                 (5,825)       (5,187)
   Total trade accounts receivable, net         $148,769      $146,455

Inventories:
  Raw materials, excluding grain                $ 23,880      $ 27,614
  Grain                                           57,932        41,785
  Finished and in-process goods                  174,420       141,241
  Packages and supplies                            6,914         8,990
   Total inventories                            $263,146      $219,630

Property, plant and equipment, net:
  Land                                          $ 11,747      $ 10,733
  Buildings and improvements                      86,628       107,741
  Machinery and equipment                        204,701       213,838
  Transportation equipment                         9,194         4,678
  Improvements in progress                        21,219        38,740
  Accumulated depreciation                      (104,785)     (129,839)
   Total property, plant and equipment, net     $228,704      $245,891

(8) Financial instruments

Concentrations of credit risk - The Company's Venezuelan operations maintain deposits, primarily in local currency, in Venezuelan financial institutions. As of November 30, 1994, these deposits totaled the equivalent of $7,800,000 in U.S. dollars. Due to exchange controls implemented by the Venezuelan government, the Company has experienced delays in converting these deposits to U.S. dollars and, accordingly, paying down U.S. dollar-denominated obligations of its Venezuelan operations. Additionally, the Venezuelan government has assumed control of several local banks due to their respective financial difficulties in order to stabilize the banking system.

Other financial instruments - In Canada, the Company minimizes risks associated with wheat market price fluctuations by hedging its wheat and flour inventories, open wheat purchase contracts, and open flour sales contracts with wheat futures contracts. These futures contracts are traded on U.S. exchanges and are denominated in U.S. dollars. Since the inventories, purchase contracts and sales contracts are denominated in Canadian dollars, the Company enters into foreign currency forward contracts which have the effect of converting the U.S. dollar-denominated futures contracts into Canadian dollar equivalents. At November 30, 1994, the Company had entered into wheat futures contracts with maturities that substantially coincided with the maturities of the open wheat purchase contracts and flour sales contracts. These future contracts hedged substantially all of the Company's Canadian wheat and flour inventories and commitments as of November 30, 1994. At November 30, 1994, the foreign currency forward contracts relating to these wheat futures contracts totaled approximately $1,369,000.

The U.S. exchanges on which the futures contracts are traded are the counterparties to these transactions. The foreign currency forward contracts are purchased through major Canadian banking institutions which are counterparties to the transactions. In the Company's opinion, the credit risk of these futures and foreign currency forward contracts due to nonperformance of the counterparties is remote.

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

                                        Net   Operating
(in millions)                          Sales    Costs      Total
Three Months Ended Nov. 30, 1994
  U.S. Foodservice                    $522.4  $(514.7)     $ 7.7
  Canadian Foods                        90.3    (82.0)       8.3
  Venezuelan Foods                      81.0    (75.3)       5.7
    Total                             $693.7  $(672.0)     $21.7

  Segment earnings                                         $21.7
  Interest, net                                             (3.0)
  Corporate unallocated                                      (.5)
    Earnings before income taxes                            18.2
  Income taxes                                              (7.3)
    Net earnings                                           $10.9

Three Months Ended  Nov. 30, 1993
  U.S. Foodservice                    $438.2  $(427.9)     $10.3
  Canadian Foods                        82.9    (76.2)       6.7
  Venezuelan Foods                      64.5    (59.4)       5.1
    Total                             $585.6  $(563.5)     $22.1

  Segment earnings                                         $22.1
  Interest, net                                             (2.1)
  Corporate unallocated                                       .3
    Earnings before income taxes                            20.3
  Income taxes                                              (7.8)
    Net earnings                                           $12.5



                                       Net    Operating   Unusual
(in millions)                         Sales     Costs      Items    Total
Nine Months Ended Nov. 30, 1994
  U.S. Foodservice                 $1,321.0  $(1,300.2)   $ 26.7    $47.5
  Canadian Foods                      222.3     (210.1)        -     12.2
  Venezuelan Foods                    227.9     (218.3)        -      9.6
    Total                          $1,771.2  $(1,728.6)   $ 26.7    $69.3

  Segment earnings                                                  $69.3
  Interest, net                                                      (8.8)
  Corporate unallocated                                              (1.5)
    Earnings before income taxes                                     59.0
  Income taxes                                                      (13.7)
    Net earnings                                                    $45.3

Nine Months Ended  Nov. 30, 1993
  U.S. Foodservice                 $1,249.7  $(1,223.5)   $(25.7)   $  .5
  Canadian Foods                      216.8     (205.9)    (21.8)   (10.9)
  Venezuelan Foods                    196.4     (179.9)        -     16.5
    Total                          $1,662.9  $(1,609.3)   $(47.5)   $ 6.1

  Segment earnings                                                  $ 6.1
  Interest, net                                                      (7.9)
  Corporate unallocated                                               (.6)
  Losses from unconsolidated affiliates                             (12.2)
    Loss before income taxes                                        (14.6)
  Income taxes                                                        6.3
    Net loss                                                        $(8.3)







            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
             Management's Discussion and Analysis of Results of
                   Operations and Financial Condition

                                 (Unaudited)


Results of Operations:


For the third quarter and nine months ended November 30, 1994 compared with the corresponding prior periods.

Overview

The consolidated net earnings for the third quarter were $10.9 million, or $.61 per share, compared with net earnings of $12.5 million, or $.66 per share, a year ago. Consolidated net sales increased 18% to $693.7 million, compared with $585.6 million, a year ago. Third quarter fiscal 1995 included net sales of the specialty foodservice distribution business of Leprino Foods Company, which was acquired in August 1994. Net sales in fiscal 1994 included the Company's former Frozen Specialty Foods and Meats businesses which were divested in June and May of 1994, respectively. Exclusive of the effect of acquisitions and divestitures, consolidated net sales increased 11%.

The consolidated net earnings for the nine months ended November 30, 1994 were $45.3 million, or $2.51 per share, compared with a net loss of $8.3 million, or $.44 per share, a year ago. Fiscal 1995 net earnings included an after-tax gain of $29.6 million, or $1.65 per share, from the divestiture of the Company's Frozen Specialty Foods business and an after-tax charge of $3.7 million, or $.21 per share, for costs associated with the integration of the recently acquired distribution business and the Company's pizza and Mexican restaurant distribution business. The fiscal 1994 net loss resulted from unusual items totaling $36.3 million after-tax related to the reorganization of operations, the loss on the disposition of a bakery distribution business and a charge relating to the decision to divest the Company's minority positions in two Mexican unconsolidated affiliates. Exclusive of unusual items, net earnings were $19.4 million, or $1.07 per share, compared with $28.0 million, or $1.44 per share, a year ago. Consolidated net sales increased 7% to $1.77 billion, compared to $1.66 billion in the year-ago period. Exclusive of the effect of acquisitions and divestitures, consolidated net sales increased 9%.

Segment Results

U.S. Foodservice third quarter net sales increased 19% to $522.4 million, compared with $438.2 million a year ago. Excluding the effect of acquisitions and divestitures, net sales increased 9% primarily as a result of improved volumes in pizza and Mexican restaurant distribution, bakery, surimi seafood and export products. Volumes benefited from new customers in these businesses. Third quarter segment earnings declined 25% to $7.7 million, compared with $10.3 million in fiscal 1994. Exclusive of the effect of acquisitions and divestitures, segment earnings declined 18%.
The decline was primarily the result of costs associated with delays in the implementation timetable of a vending distribution business information system and lower margins in surimi seafood compared with strong margins a year ago, both of which are expected to continue to unfavorably impact segment earnings.

U.S. Foodservice segment earnings before unusual items for the nine-month period declined 21% to $20.8 million, compared with $26.2 million a year ago. Segment earnings for the nine-month period were affected by the same factors as noted above for the third quarter. After reflecting unusual items, segment earnings were $47.5 million versus segment earnings of $.5 million a year ago. Fiscal 1995 segment earnings included a $32.9 million pre-tax gain from the divestiture of the Frozen Specialty Foods business and a $6.2 million pre-tax charge for integration of businesses as described above. Fiscal 1994 segment earnings included charges related to reorganization of operations and the loss on the disposal of a bakery distribution business. Net sales for the nine-month period increased 6% to $1.32 billion, compared with $1.25 billion last year. Exclusive of the effect of acquisitions and divestitures, net sales increased 9%. Net sales were affected by the same factors as noted above for the third quarter.

In December 1994, the Company announced that it is exploring the divestiture of its surimi seafood operation. Fiscal 1994 net sales of the surimi seafood operation were approximately $60 million.

Canadian Foods third quarter net sales increased 9% to $90.3 million, compared with $82.9 million a year earlier. The increase in sales was primarily the result of bakery product volume increases and improved consumer flour volume compared to weak consumer flour volume in the third quarter last year. Third quarter segment earnings increased 24% to $8.3 million, compared with $6.7 million a year ago. The increase in segment earnings was primarily the result of the improved volumes and the benefits from the reorganization of operations, partially offset by the unfavorable impact of a 3% decline in the average exchange rate. To a lesser extent, results also benefited from lower wheat costs. Segment earnings before unusual items for the nine-month period increased 12% to $12.2 million, compared with $10.9 million last year. Unusual items in fiscal 1994 were pre-tax charges of $21.8 million associated with the reorganization of operations. Net sales for the nine-month period increased 3% to $222.3 million, compared with $216.8 million a year ago.

Venezuelan Foods third quarter net sales increased 26% to $81.0 million, compared with $64.5 million last year. The sales increase was primarily the result of increased volumes in the Company's consumer, bakery and agricultural products. Improved volumes in consumer products were primarily the result of increased demand for the Company's products and the impact of the acquisition of a corn flour business in May 1994. The higher volumes in bakery products resulted from increased market share and additional business obtained in connection with the lease of two wheat flour mills in October 1994. Higher volumes in agricultural products were primarily attributable to market share increases. Third quarter segment earnings increased 12% to $5.7 million, compared with $5.1 million last year. The segment earnings improvement resulted primarily from the increased volumes and the near-term stability from government-imposed foreign exchange controls, described below. Segment earnings for the nine-month period decreased 42% to $9.6 million, compared with $16.5 million last year, primarily from the impact of a significant devaluation of the Venezuelan currency that occurred in the first quarter and early in the second quarter of fiscal 1995, and the Company's use of the U.S. dollar as the functional currency for translation purposes. These unfavorable impacts were partially offset by improved volumes and the favorable impact of the subsequent foreign exchange controls. Net sales for the nine-month period increased 16% to $227.9 million, compared with $196.4 million last year, primarily on higher consumer products and animal feed volumes.

In June 1994, the Venezuelan government implemented price controls, which affect most of the Venezuelan operations' products, and a foreign exchange control system. The government has allowed reasonable price increases for most of the Company's products. In connection with the implementation of exchange and price controls, the government has announced that sufficient U.S. dollars will be made available at the controlled exchange rate for basic food imports, which include the Company's raw material needs. The government has allowed the exchange of Venezuelan bolivars to U.S. dollars for payments by the Company for raw material imports. However, the Company has continued to experience delays in obtaining U.S. dollars for transactions that occurred prior to the implementation of exchange controls, including dollars required for the repayment of U.S. dollar-denominated obligations of the Company's Venezuelan operations. As of November 30, 1994, net monetary assets totaled the U.S.-dollar equivalent of $9 million. The government has currently established the exchange rate at 170 bolivars per dollar. The Venezuelan government has continued to state that exchange controls are temporary. However, the Company is unable to determine the extent and timing of any changes in the exchange controls and the potential impact on the exchange rate. If the bolivar were to decline in value versus the U.S. dollar and the Company continued to be in a net monetary asset position, there would be foreign exchange losses, the amount of which will depend upon the size of the net monetary asset position and magnitude of the currency devaluation. In addition, the Company may be unable to immediately increase selling prices to maintain current gross profit margins. At the present time, strategies for the management of currency risks are limited to working capital management techniques and product pricing strategies.

The Venezuelan government announced that companies intending to repatriate dividends in U.S. dollars must obtain government approval. It is unclear whether there will be limits imposed on such dividend repatriations.

Non-operating Expense

Third quarter net interest expense increased to $3.0 million from $2.1 million a year ago primarily as a result of higher interest rates in the United States and Canada. The increase in interest expense was partially offset by increased interest income in Venezuela from the temporary build-up of local currency deposits which resulted from delays in obtaining U.S. dollars to settle certain U.S. dollar-denominated obligations as described above. For the nine-month period, interest expense increased to $8.8 million from $7.9 million a year ago. In addition to the factors noted above for the third quarter, the Company's interest expense had declined in the second quarter of fiscal 1995 from temporarily reduced debt levels in the United States as a result of the proceeds from the divestiture of the Frozen Specialty Foods business. Debt levels increased near the end of the second quarter of fiscal 1995 with the acquisition of the specialty foodservice distribution business of Leprino Foods Company.

In last year's third quarter, Corporate included a foreign exchange gain on short-term investments in Venezuela of $.6 million.


Income Taxes

The effective tax rate increased to 40% in the third quarter of fiscal 1995 compared with 38.6% last year as a result of higher foreign taxes. For the nine-month periods, the effective tax rate was 23.2% in fiscal 1995 and 42.9% in fiscal 1994. The low tax rate in fiscal 1995 resulted from the low tax rate on the Frozen Specialty Foods transaction. Excluding unusual items and losses from unconsolidated affiliates, the effective tax rates were 40.0% and 38.6% in fiscal 1995 and 1994, respectively. The increase was the result of higher foreign taxes.

Financial Condition:

The Company's balance sheet at November 30, 1994 reflected the acquisition of the specialty foodservice distribution business of Leprino Foods Company and the divestitures of the Company's Frozen Specialty Foods and Meats businesses.

The increase in inventories and accounts payable was primarily due to the acquisition, seasonal requirements in Canada and seasonal grain purchases in Venezuela, partially offset by the effect of the divestitures. The decreases in property, plant, and equipment and other noncurrent assets and the increase in goodwill were the result of the impact of the acquisition and divestitures. The increase in other current liabilities was primarily the result of the charge for the integration of businesses (see Note 4) and taxes associated with the sale of the Frozen Specialty Foods business.

As of November 30, 1994, the Company's debt-to-total-capitalization ratio had declined to 47%, as compared to 50% at February 28, 1994. The Company's debt declined, as proceeds from the Frozen Specialty Foods disposition exceeded the cost of the acquisition of the specialty foodservice distribution business of Leprino Foods Company. Certain repurchases of outstanding stock were made in the first quarter of fiscal 1995 under the previously announced share repurchase program. The Company expects that future share repurchases under this program, if any, will be funded by borrowings or proceeds from any divestitures.

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


Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits

             11.   Computation of Earnings Per Share.

             12.   Computation of Ratio of Earnings to Fixed Charges.

             27.   Financial Data Schedule.

     (b)     Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended November 30, 1994.




                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERNATIONAL MULTIFOODS CORPORATION




Date:  January 12, 1995             By /s/Duncan H. Cocroft
                                       Duncan H. Cocroft
                                       Vice President - Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                        Duly Authorized Officer)




                          EXHIBIT INDEX



11.     Computation of Earnings Per Share.

12.     Computation of Ratio of Earnings to Fixed Charges.

27.     Financial Data Schedule.