Form 10-K405
period 1995-02-28
INTERNATIONAL MULTIFOODS CORP
filed 1995-05-16
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

(Mark One)
   [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended February 28, 1995

                                   OR

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from ______ to ________

                         Commission File Number
                                 1-6699

                     INTERNATIONAL MULTIFOODS CORPORATION
           (Exact name of registrant as specified in its charter)

             Delaware                              41-0871880
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

33 South Sixth Street,
Minneapolis, Minnesota                         55402
(Address of principal                        (Zip Code)
 executive offices)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [  X  ]

     The aggregate market value of Common Stock, par value $.10 per share, held by nonaffiliates of the registrant (see Item 12 hereof) as of May 1, 1995 (based on the closing sale price of $20.25 per share as reported in the consolidated transaction reporting system on such date) was $359,747,123.

     The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of May 1, 1995 was 17,995,362.

         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended February 28, 1995 are incorporated by reference into Parts I and II.

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 1995 are incorporated by reference into
Part III.



                                   PART I
Item 1.     Business.

General

     International Multifoods Corporation, incorporated in Delaware in 1969 as the successor to a business founded in 1892, operates in three businesses: foodservice distribution in the United States, bakery products in the United States and Canada, and bakery and agricultural products in Venezuela. Unless indicated otherwise or the context suggests otherwise, the term "Company," as used in this Report, means International Multifoods Corporation and its consolidated subsidiaries.

     In fiscal 1995, the Company acquired the limited-menu distribution business of Leprino Foods Company, with annualized sales of approximately $400 million, and combined that business with the Company's Pueringer limited-menu foodservice distribution business. In fiscal 1995, the Company divested its Frozen Specialty Foods and Meats businesses. In addition, in fiscal 1995, the Company announced that it is exploring the divestiture of its surimi seafood business, which the Company anticipates divesting in fiscal 1996.

     In the fourth quarter of fiscal 1995, the Company changed its segment reporting to the following business segments: Foodservice Distribution, Bakery, Venezuela Foods, and Divested Businesses. Financial information for the last three fiscal years for each of the Company's business segments, which is included in Note 19 to the Company's Consolidated Financial Statements on page 31 of the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1995 ("1995 Annual Report to Stockholders"), is incorporated herein by reference.

Foodservice Distribution

     The Company's Foodservice Distribution segment includes the Company's vending distribution business; the limited-menu distribution business, which comprises the newly acquired limited-menu distribution business of Leprino Foods Company and the Company's former Pueringer limited-menu foodservice distribution business; and the food exporting business. No single customer accounts for a significant portion of the segment's sales.

     Vending Distribution. The Company is the largest U.S. vending distributor, serving approximately 14,000 vending and office coffee service operators and other concessionaires. The Company distributes and sells more than 8,000 food products consisting primarily of candy, snacks, hot beverages and juices. Most of the products are nationally advertised brand products. The Company also sells certain products, such as premium ground and whole-bean coffee, hot cocoa, creamer and sugar, under its own private labels, Vendor's Select and GRINDSTONE CAFE. Deliveries are made directly to vending and office coffee service operators from 20 distribution centers located nationwide. The frequency of deliveries varies, depending upon customer needs, but generally deliveries are made once a week. The Company leases a fleet of approximately 200 tractor-trailers, most of which are equipped with an on-board computer system from which drivers obtain delivery performance and route information. The Company also operates 18 cash-and-carry locations from which customers can make purchases.

     The vending distribution business is highly competitive. While the Company is the only nationwide vending distributor, it encounters significant competition from regional and local distributors. Price is a significant competitive element in the vending distribution business, however other important competitive factors are prompt and accurate delivery of orders, availability of a wide variety of products and customer service.

     Limited-Menu Distribution. The Company is a leading distributor in the United States to independent pizza restaurants and other select limited-menu operators, including sandwich shops, Mexican restaurants, bakery shops and movie theaters. The Company distributes a broad selection of cheeses, meats, snacks, paper goods and other products, including pizza ingredients sold under the Company's Ultimo brand as well as major national brands. Deliveries are made directly to customers, generally once a week, from 12 distribution centers located strategically around the country to provide efficient and timely delivery to customers. The distribution centers are linked by computer network to the distribution business' headquarters. The Company maintains a fleet of more than 200 tractor-trailers, approximately half of which are owned and half of which are leased by the Company.

     The limited-menu distribution business is highly competitive. The Company competes with several national and regional broadline distributors and numerous regional specialty foodservice distributors and local independent distributors. The Company competes on the basis of product quality and consistency, customer service and the availability of a wide variety of products, as well as price and prompt and accurate delivery of orders. The Company believes that its pizza expertise, which includes providing customers with ideas on promotions, menu planning and baking, differentiates the Company in part from its competitors. In addition, the Company believes that it further distinguishes itself from broadline distributors by providing more personalized customer service.

     Food Exporting. The Company markets and exports a variety of products, including the Company's bakery products sold under the Company's Multifoods and ROBIN HOOD brand names. Export products account for less than 2% of the Foodservice Distribution segment's net sales.

Bakery

     The Company's Bakery segment comprises bakery products for foodservice, retail bakery, in-store bakery and wholesale bakery customers in North America and consumer products in Canada, which include primarily home baking products and condiments. No single customer accounts for a significant portion of the segment's sales.

     North America Bakery. The Company's North America Bakery division produces approximately 3,000 products for foodservice, retail bakery, in-store bakery and wholesale bakery customers in the United States and Canada. The Company produces bakery mix products, including mixes for breads, rolls, bagels, donuts, muffins, danish, cakes, cookies, brownies, bars and pizza crusts, as well as fillings and icings. Bakery mix products are marketed under the Multifoods and JAMCO brands in the United States and under the Robin Hood brand in Canada. In addition, the Company manufactures and markets frozen desserts under its MULTIFOODS, Gourmet Baker and Fantasia brands. In Canada the Company also produces wheat flour and durum and oat products. Bakery products are marketed through the Company's own sales organization and independent distributors and brokers.

     The Company encounters significant competition in the bakery products market. The Company is the leading producer of bakery mixes in North America and it competes with several large corporations and regional producers of bakery mixes. With respect to frozen bakery products, the Company competes primarily in the foodservice and in-store bakery markets with several large corporations and numerous regional suppliers that have select product offerings. The Company competes primarily in Canada with respect to its commercial flour products and its competitors include both large corporations and regional producers. The Company competes on the basis of product quality and uniqueness, product convenience, brand loyalty, timely delivery and customer service as well as price.

     Consumer Products. The Company's consumer products division is the leading marketer in Canada of flour and specialty baking mixes sold to consumers. More than 40 consumer baking mixes are sold under the Company's Robin Hood brand, while consumer flour is sold under the Company's Robin Hood and Brodie brands. The Company also sells hot cereals under its Robin Hood and Old Mill brands. The Company also manufactures and markets pickles, relishes and other condiments to consumers in Canada, where its Bick's brand is the leading brand. The Company also sells condiments under its Habitant, Gattuso, WOODMAN'S, ROSE and MCLARENS labels. Consumer products are marketed primarily through the Company's own sales organization, supported by advertising and other promotional activities. The Company competes on the basis of product quality, product convenience, the ability to identify and satisfy emerging consumer preferences, brand loyalty, timely delivery and customer service as well as price.

Venezuela Foods

     The Company's Venezuela Foods segment includes consumer products for home baking, bakery products for food processors and commercial and retail bakeries, and products for the agricultural sector. The Company's consumer products include wheat flour, corn flour, whole grain rice, rice flour and oat cereals, which are sold to grocery stores principally under the Company's Robin Hood, Juana, Monica, Payara and Lassie brands. The Company's bakery products include wheat flour, which is sold under the Company's Polar, Gran Aguante, Goldrim and Elefante brands, and prepared bakery mixes, which are sold under the Robin Hood brand. The Company's animal feeds are sold principally under the Company's Super-S brand to animal producers and farm distributors. The Venezuela Foods segment's products are marketed through the Company's own sales organization and independent distributors and brokers.

     The Company's Venezuelan subsidiary is one of the largest food companies in Venezuela and the second-largest producer of animal feeds for the agricultural sector. The Company is the leading producer of consumer wheat flour, flour for commercial food processors and retail bakeries, and bakery mixes. No single customer accounts for a significant portion of the Venezuela Foods segment's sales. The Company competes on the basis of quality, price, uniqueness, timely delivery and customer service.

     Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. In Venezuela, among these risks are inflation, currency volatility, government price and foreign exchange controls, restrictions on the exchangeability of currency, possible limitations on foreign investment and dividend repatriation, and changes in existing tax laws. Certain of these risks are currently affecting results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is included on pages 12 through 15 of the 1995 Annual Report to Stockholders and is incorporated by reference in Part II, Item 7, hereof, and Note 7 to the Company's Consolidated Financial Statements which are incorporated by reference in Part II, Item 8, hereof.

Divested Businesses

     The Company's Divested Businesses segment consists principally of the Company's Frozen Specialty Foods and Meats businesses which were divested in fiscal 1995 and the surimi seafood business which the Company anticipates divesting in fiscal 1996.

Other Information Relating to the Business of the Company

     Sources of Supply and Raw Materials. The Company's vending distribution business purchases products directly from numerous manufacturers, processors and independent suppliers. Several of these sources are large corporations from which the Company purchases large quantities of brand name candy and snacks. The Company believes that adequate alternative sources of supply for other vending products are readily available.

     The Company's limited-menu distribution business purchases products directly from numerous manufacturers, processors and independent suppliers. The Company's limited-menu distribution business is not dependent upon any single supplier and alternative sources of supply are readily available.

     With respect to the Company's Bakery and Venezuela Foods segments, raw materials generally are available from numerous sources and the Company believes that it will continue to be able to obtain adequate supplies. In Canada, the Company minimizes risks associated with wheat market price fluctuations by hedging its wheat and flour inventories, open wheat purchase contracts, and open flour sales contracts with wheat futures contracts. See Note 7 to the Company's Consolidated Financial Statements which are incorporated by reference in Part II, Item 8, hereof.

     Wheat, oats and soybeans are not grown in Venezuela and adequate quantities of sorghum are not grown in Venezuela. However, adequate Venezuelan wheat, oats, soybean and sorghum requirements generally are available and procured from sources primarily in the United States and Canada. Exchange controls implemented by the Venezuelan government during the Company's fiscal year 1995 have not had a material impact on the Company's ability to obtain raw materials from sources outside of Venezuela. However, the Company cannot be certain that this condition will continue. Generally, adequate quantities of corn and rice, which are grown in Venezuela, are available locally. In the event of a local shortage of corn or rice, the Company has, from time to time, purchased corn and rice from the world market.

     Trademarks and Other Intellectual Property. The Company owns numerous trademarks, service marks and product formulae which are important to the Company's business. The most significant trademarks and service marks are identified above. Most of the Company's trademarks and service marks are registered.

     Seasonality. The Company does not experience material seasonal variations in its sales volumes.

     Environmental Regulation. The Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect upon the Company's capital expenditures, net earnings or competitive position.

     The Company has received notices from the U.S. Environmental Protection Agency and the New York State Department of Environmental Conservation that the Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act and may be required to share in the cost of cleanup of two environmentally contaminated sites. The Company recognizes that its potential exposure with respect to each of these sites may be joint and several. However, based upon several factors such as the volume of material contributed to the sites, the number and financial viability of other PRP's, allocations of volumetric waste contributions to other PRP's, remediation cost estimates and the present status of the proceedings involving such sites, the Company has concluded that its probable aggregate exposure in regard to such sites is not material.

     Employees. As of February 28, 1995, the Company and its subsidiaries had 7,495 employees.


Item 2.     Properties.

     The Company's principal executive offices are located in Minneapolis, Minnesota in leased office space. Several of the Company's subsidiaries also own or lease office space. The Company operates numerous processing and distribution facilities throughout the United States, Canada and Venezuela. The Company believes that its facilities are suitable and adequate for current production or distribution volumes.

Foodservice Distribution

     The Company owns two and leases 18 distribution centers aggregating approximately 1.6 million square feet for its vending distribution business. These distribution centers are located in Commerce and Fremont, California; Denver, Colorado; East Windsor, Connecticut; Orlando, Florida; Austell, Georgia; Woodridge, Illinois; Shawnee, Kansas; Louisville, Kentucky; Belleville, Michigan; Minneapolis, Minnesota; Greensboro, North Carolina; Paulsboro and Parsippany, New Jersey; Twinsburg, Ohio; Memphis, Tennessee; Dallas and Houston, Texas; Kent, Washington; and Pewaukee, Wisconsin.

     The Company's vending distribution business also operates 18 cash-and-carry distribution locations, 11 of which are separate from the Company's other distribution centers.

     The Company owns eight and leases four distribution centers aggregating approximately 900,000 square feet for its limited-menu distribution business. These distribution centers are located in Phoenix, Arizona; Anaheim and Livermore, California; Denver, Colorado; Kissimmee, Florida; Atlanta, Georgia; Indianapolis, Indiana; Rice, Minnesota; Springfield, Missouri; Middletown, Pennsylvania; and Dallas and Grand Prairie, Texas.

Bakery

     The Company owns 13 and leases four processing facilities. These processing facilities are located in La Mirada, California; Bonner Springs, Kansas; Malden, Massachusetts; Sedalia, Missouri; Lockport, New York; Elyria, Ohio; Burnaby, British Columbia (2); Winnipeg, Manitoba; Burlington, Dunnville, Port Colborne, Scarborough and Simcoe, Ontario; Montreal, Quebec (2); and Saskatoon, Saskatchewan.

     The Company also operates two research and development laboratories.

Venezuela Foods

     The Company owns 13 processing facilities and leases three processing facilities. These processing facilities are located in Barcelona, Anzoategui; Puerto Cabello (3) and Valencia, Carabobo; Calabozo, Guarico
(3); Acarigua (3) and Araure, Portuguesa; Cumana, Sucre; and Maracaibo,
Zulia (3).

     The Company owns four and leases 13 warehouse facilities. In addition, the Company leases 16 agricultural distribution centers.

     The Company also operates two Company-owned hatcheries and one leased hatchery and operates four Company-owned and six leased poultry farms.


Item 3.     Legal Proceedings.

     Neither the Company nor any of its subsidiaries is a party to any legal proceeding that is material to the business or financial condition of the Company. See the information under the heading "Other Information Relating to the Business of the Company-Environmental Regulation" in Item 1 above for a description of environmental matters in which the Company is involved.


Item 4.     Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended February 28, 1995.


EXECUTIVE OFFICERS OF THE COMPANY.

     The information contained in Item 10 in Part III hereof under the heading "Executive Officers of the Company" is incorporated by reference in
Part I of this Report.


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters.

     The Company's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Company's Common Stock as reported in the consolidated transaction reporting system and the amount of the cash dividends paid on the Company's Common Stock for each quarterly period within the two most recent fiscal years, shown in Note 20 to the Company's Consolidated Financial Statements on page 32 of the Company's 1995 Annual Report to Stockholders, are incorporated herein by reference.

     As of May 1, 1995, there were 5,089 holders of record of the Common Stock of the Company.


Item 6.     Selected Financial Data.

     The information for fiscal years 1991 through 1995 in the "Six-Year Comparative Summary" on page 33 of the Company's 1995 Annual Report to Stockholders under the headings "Consolidated Summary of Operations," "Year-End Financial Position" and "Dividends Paid" is incorporated herein by reference. The information contained in Note 2 ("Businesses Acquired") and Note 4 ("Unusual Items") to the Company's Consolidated Financial Statements on pages 21 and 22, respectively, of the Company's 1995 Annual Report to Stockholders is also incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 15 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.


Item 8.     Financial Statements and Supplementary Data.

     The Independent Auditors' Report, the Company's Consolidated Financial Statements as of February 28, 1995 and February 28, 1994, and for each of the fiscal years in the three-year period ended February 28, 1995, and the Notes to the Company's Consolidated Financial Statements on pages 16 through 32 of the Company's 1995 Annual Report to Stockholders are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The section under the heading "Election of Directors" on pages 3 through 5 and the section entitled "Compliance with Section 16(a) of the Exchange Act" on page 18 of the Company's Proxy Statement dated May 15, 1995 ("1995 Proxy Statement") are incorporated herein by reference.

Executive Officers of the Company

     The following sets forth the name, age and business experience for at least the past five years of each of the executive officers of the Company as of May 1, 1995. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.


Name                   Age          Positions Held              Period

Anthony Luiso          51          Chairman of the Board,
                                   President and Chief
                                   Executive Officer            1989 to
                                                                present

Frank W. Bonvino       53          Vice President,
                                   General Counsel and
                                   Secretary                    1992 to
                                                                present
                                   Vice President and
                                   Associate General
                                   Counsel                      1991 to
                                                                1992
                                   Associate General
                                   Counsel                      1986 to
                                                                1991

Duncan H. Cocroft      51          Vice President-Finance
                                   and Chief Financial
                                   Officer                      1990 to
                                                                present

Jay I. Johnson         57          Group Vice President         1988 to
                                                                present

Robert F. Maddocks     64          Vice President-Human
                                   Resources                    1990 to
                                                                present

John E. Sampson        54          Vice President -
                                   Corporate Planning
                                   and Development              1992 to
                                                                present
                                   Vice President -
                                   Corporate Planning
                                   and Development and
                                   Treasurer                    1990 to
                                                                1992
                                   Vice President -
                                   Corporate Planning
                                   and Development              1984 to
                                                                1990

A. Harry Vis           63          Group Vice President         1993 to
                                                                present
                                   President-Robin Hood
                                   Multifoods Inc.              1989 to
                                                                present

     The executive officers of the Company are elected annually by the Board of Directors.


Item 11.     Executive Compensation.

     The section under the heading "Election of Directors" entitled "Compensation of Directors" on pages 6 and 7 and the section entitled "Executive Compensation" on pages 11 through 16 of the Company's 1995 Proxy Statement are incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Company's 1995 Proxy Statement is incorporated herein by reference.

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


                                 PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.

      (a)    Documents Filed as a Part of this Report

1.   Financial Statements

     The following consolidated financial statements of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon, included in the Company's 1995 Annual Report to Stockholders, are incorporated by reference in Part II, Item 8, hereof:

           Independent Auditors' Report
           Consolidated Balance Sheets - February 28, 1995 and
             February 28, 1994
           Consolidated Statements of Operations - Years ended
             February 28, 1995, February 28, 1994 and February 28, 1993 Consolidated Statements of Cash Flows - Years ended
             February 28, 1995, February 28, 1994 and February 28, 1993 Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

     The consolidated financial statement schedules of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon required to be filed as part of this Report are listed below and are included at the end of this Report.

           Independent Auditors' Report
           Schedule II - Valuation and Qualifying Accounts

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

3.2 Bylaws of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

4.1 Indenture, dated as of January 1, 1990, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.2 First Supplemental Indenture, dated as of May 29, 1992, supplementing the Indenture, dated as of January 1, 1990, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.3 Officers' Certificate, with exhibits thereto, establishing the terms of the series of securities issuable under the Indenture, dated as of January 1, 1990, as supplemented by the First Supplemental Indenture, dated as of May 29, 1992, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.4 Letter of Representations, dated May 29, 1992, among International Multifoods Corporation, First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York, and The Depository Trust Company (incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).


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

10.6 Irrevocable Waiver Agreement, dated as of August 17, 1989, as amended as of November 16, 1990, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 and Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.7 Non-Qualified Stock Option Agreement, dated as of March 31, 1994, between International Multifoods Corporation and Anthony Luiso.*

10.8 Stock Option Award Agreements, dated as of November 16, 1990, between International Multifoods Corporation and each of Duncan H. Cocroft, Jay I. Johnson and Robert F. Maddocks
         (incorporated herein by reference to Exhibits 10(d), 10(e) and 10(f), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.9 Restricted Stock Award Agreement, dated as of December 11, 1992, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.10    Management Incentive Plan of International Multifoods
         Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.11 First Amendment to Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993.*

10.12 Management Benefit Plan of International Multifoods Corporation, Restated Effective September 17, 1993 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.13 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Bank of America NT and SA relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.14 Executive Employees' Pension Plan of Robin Hood Multifoods Inc., as amended to date (incorporated herein by reference to Exhibit
         10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).*

10.15 Pension Trust Agreement, dated as of June 30, 1992, between Robin Hood Multifoods Inc. and The Canada Trust Company relating to the Executive Employees' Pension Plan of Robin Hood Multifoods Inc. (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).*

10.16    Agreement, dated October 28, 1991, between International
         Multifoods Corporation and A. Harry Vis regarding supplemental pension benefits (incorporated herein by reference to Exhibit
         10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).*

10.17 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.18 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit
         10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.19    Revised and Restated Employment Agreement, dated as of
         September 17, 1993, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.20 Trust Agreement, dated February 25, 1991, between International Multifoods Corporation and Bank of America NT and SA relating to the Supplemental Retirement Benefit for Anthony Luiso
         (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.21    Form of Revised and Restated Severance Agreement between
         International Multifoods Corporation and each of the Company's executive officers, other than Anthony Luiso (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.22 Letter Agreement, dated August 31, 1994, between International Multifoods Corporation and John E. Sampson regarding severance arrangement.*

10.23 Form of Indemnity Agreement between International Multifoods Corporation and each of the Company's executive officers (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.24 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.25 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit
         10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.26 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.27 Asset Purchase Agreement dated November 15, 1991 between AGP, L.P. (as the purchaser) and International Multifoods Corporation, Multifoods Transportation, Inc., Lucan Feed Services, Inc. and The Pickaway Grain Company (as the sellers) (incorporated herein by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated December 2, 1991).

10.28 Share Purchase Agreement dated November 15, 1991 between AGP, Inc. (as the purchaser) and Damca International Corporation and Robin Hood Multifoods, Inc. (as the sellers) (incorporated herein by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated December 2, 1991).

10.29 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Doskocil Companies Incorporated (Buyer) dated as of March 17, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 1994).

10.30 Asset Purchase Agreement among Multifoods Distribution, Inc. (Buyer), International Multifoods Corporation (Buyer's Parent) and Leprino Foods Company (Seller) and James G. Leprino (Seller's Shareholder) dated as of July 29, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 22, 1994).

11       Computation of Earnings Per Share.

12       Computation of Ratio of Earnings to Fixed Charges.

13 1995 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21       List of significant subsidiaries of the Company.

23       Consent of KPMG Peat Marwick LLP.

27       Financial Data Schedule.
___________________

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.


         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended February 28, 1995.

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

                                     INTERNATIONAL MULTIFOODS CORPORATION


Dated:   May 12, 1995                By /s/ Anthony Luiso
                                        Anthony Luiso
                                        Chairman of the Board, President
                                        and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






/s/ Anthony Luiso         Chairman of the Board, President    May 12, 1995
Anthony Luiso             and Chief Executive Officer
                          (Principal Executive Officer)
                          and Director



/s/ Duncan H. Cocroft     Vice President - Finance            May 12, 1995
Duncan H. Cocroft         and Chief Financial Officer
                          (Principal Financial Officer)



/s/ Edgardo E. Rodriguez  Vice President and                  May 12, 1995
Edgardo E. Rodriguez      Controller
                          (Principal Accounting Officer)



/s/ William A. Andres     Director                            May 12, 1995
William A. Andres



/s/ James G. Fifield      Director                            May 12, 1995
James G. Fifield



/s/ Robert M. Price       Director                            May 12, 1995
Robert M. Price



/s/ Nicholas L. Reding    Director                            May 12, 1995
Nicholas L. Reding



/s/ Jack D. Rehm          Director                            May 12, 1995
Jack D. Rehm



/s/ Lois D. Rice          Director                            May 12, 1995
Lois D. Rice



/s/ Peter S. Willmott     Director                            May 12, 1995
Peter S. Willmott






                        Independent Auditors' Report



The Board of Directors and Shareholders
International Multifoods Corporation:


Under date of April 12, 1995, we reported on the consolidated balance sheets of International Multifoods Corporation and subsidiaries as of February 28, 1995 and 1994 and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended February 28, 1995, as contained in the 1995 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended February 28, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                /s/ KPMG Peat Marwick LLP
                                                KPMG Peat Marwick LLP




Minneapolis, Minnesota
April 12, 1995



                                                                   Schedule II

                          INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                                    Valuation and Qualifying Accounts
                                   Three years ended February 28, 1995
                                               (in thousands)



                                                     Additions
                                Balance at   Net charges                               Balance
                                beginning    to costs and                              at end
Description                     of year       expenses       Other       Deductions    of year
Allowance deducted from assets
  for doubtful receivables:

Year ended February 28, 1995      $5,219       $4,477        $1,190(a)     $4,178(b)   $6,708(c)

Year ended February 28, 1994      $5,611       $3,783        $    -        $4,175(b)   $5,219(c)

Year ended February 28, 1993      $5,153       $2,953        $   91(a)     $2,586(b)   $5,611(c)



Notes: (a) Acquired in purchase of businesses.
       (b) Deductions include accounts charged off, net of recoveries, and foreign currency translation adjustments which arise from changes in current rates of exchange. Foreign currency translation adjustments were $162,000, $116,000, and $90,000, in 1995, 1994, and 1993, respectively.
       (c) Classified in the balance sheets as follows:

                                                       1995    1994     1993

            Trade accounts receivable                $6,658  $5,187   $5,433
            Miscellaneous receivables - current          50      32      178
                                                     $6,708  $5,219   $5,611



                                INDEX TO EXHIBITS
                        TO ANNUAL REPORT ON FORM 10-K OF
                      INTERNATIONAL MULTIFOODS CORPORATION
                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995


3.1 Restated Certificate of Incorporation of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

3.2 Bylaws of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
         1994).

4.1 Indenture, dated as of January 1, 1990, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.2 First Supplemental Indenture, dated as of May 29, 1992, supplementing the Indenture, dated as of January 1, 1990, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit
         4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.3 Officers' Certificate, with exhibits thereto, establishing the terms of the series of securities issuable under the Indenture, dated as of January 1, 1990, as supplemented by the First Supplemental Indenture, dated as of May 29, 1992, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.4 Letter of Representations, dated May 29, 1992, among International Multifoods Corporation, First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York and The Depository Trust Company (incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).


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

10.6 Irrevocable Waiver Agreement, dated as of August 17, 1989, as amended as of November 16, 1990, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 and Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.7 Non-Qualified Stock Option Agreement, dated as of March 31, 1994, between International Multifoods Corporation and Anthony Luiso.*

10.8 Stock Option Award Agreements, dated as of November 16, 1990, between International Multifoods Corporation and each of Duncan H. Cocroft, Jay I. Johnson and Robert F. Maddocks
         (incorporated herein by reference to Exhibits 10(d), 10(e) and 10(f), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.9 Restricted Stock Award Agreement, dated as of December 11, 1992, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
         1993).*

10.10 Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.11 First Amendment to Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993.*

10.12 Management Benefit Plan of International Multifoods Corporation, Restated Effective September 17, 1993 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.13 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Bank of America NT and SA relating to the Management Benefit Plan of International Multifoods
         Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.14 Executive Employees' Pension Plan of Robin Hood Multifoods Inc., as amended to date (incorporated herein by reference to Exhibit
         10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).*

10.15 Pension Trust Agreement, dated as of June 30, 1992, between Robin Hood Multifoods Inc. and The Canada Trust Company relating to the Executive Employees' Pension Plan of Robin Hood Multifoods Inc. (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).*

10.16    Agreement, dated October 28, 1991, between International
         Multifoods Corporation and A. Harry Vis regarding supplemental pension benefits (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).*

10.17 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of
         September 17, 1993 (incorporated herein by reference to Exhibit
         10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.18 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit
         10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.19    Revised and Restated Employment Agreement, dated as of
         September 17, 1993, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.20 Trust Agreement, dated February 25, 1991, between International Multifoods Corporation and Bank of America NT and SA relating to the Supplemental Retirement Benefit for Anthony Luiso
         (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.21    Form of Revised and Restated Severance Agreement between
         International Multifoods Corporation and each of the Company's executive officers, other than Anthony Luiso (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.22 Letter Agreement, dated August 31, 1994, between International Multifoods Corporation and John E. Sampson regarding severance arrangement.*

10.23 Form of Indemnity Agreement between International Multifoods Corporation and each of the Company's executive officers (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.24 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of
         September 17, 1993 (incorporated herein by reference to Exhibit
         10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.25 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit
         10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.26 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.27 Asset Purchase Agreement dated November 15, 1991 between AGP, L.P. (as the purchaser) and International Multifoods Corporation, Multifoods Transportation, Inc., Lucan Feed Services, Inc. and The Pickaway Grain Company (as the sellers) (incorporated herein by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated December 2, 1991).

10.28 Share Purchase Agreement dated November 15, 1991 between AGP, Inc. (as the purchaser) and Damca International Corporation and Robin Hood Multifoods, Inc. (as the sellers) (incorporated herein by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated December 2, 1991).

10.29 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Doskocil Companies Incorporated (Buyer) dated as of March 17, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 1994).

10.30 Asset Purchase Agreement among Multifoods Distribution, Inc. (Buyer), International Multifoods Corporation (Buyer's Parent) and Leprino Foods Company (Seller) and James G. Leprino (Seller's Shareholder) dated as of July 29, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 22, 1994).

11       Computation of Earnings Per Share.

12       Computation of Ratio of Earnings to Fixed Charges.

13 1995 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21       List of significant subsidiaries of the Company.

23       Consent of KPMG Peat Marwick LLP.

27       Financial Data Schedule.

_
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.