Form 10-Q
period 1995-05-31
INTERNATIONAL MULTIFOODS CORP
filed 1995-07-12
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 31, 1995

                                      OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to

                             Commission File Number
                                     1-6699

                  INTERNATIONAL MULTIFOODS CORPORATION
        (Exact name of registrant as specified in its charter)

            Delaware
(State or other jurisdiction of                    41-0871880
  incorporation or organization)      (I.R.S. Employer Identification No.)

33 South Sixth Street, Minneapolis, Minnesota               55402
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


   The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of June 30, 1995 was 18,010,212.






                    PART I. FINANCIAL INFORMATION

         INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

             Consolidated Condensed Statements of Earnings
                              (unaudited)
                (in thousands, except per share amounts)



                                              THREE MONTHS ENDED
                                               May 31,     May 31,
                                                 1995        1994
Net sales                                   $ 634,644   $ 547,907
Cost of sales                                (534,716)   (448,988)
  Gross profit                                 99,928      98,919

Delivery and distribution                     (38,469)    (34,553)
Selling, general and
  administrative                              (49,312)    (53,916)
    Operating earnings                         12,147      10,450

Financing costs:
  Interest, net                                (5,125)     (3,355)
  Foreign exchange losses on cash
    and equivalents                                 -      (2,033)
      Total financing costs                    (5,125)     (5,388)

  Earnings before income taxes                  7,022       5,062
Income taxes                                   (2,458)     (2,025)

Net earnings                                $   4,564   $   3,037

Net earnings per share
  of common stock                           $     .25   $     .17

Average shares of common
  stock outstanding                            17,956      18,107

Dividends per share of common stock         $     .20   $     .20


See accompanying notes to consolidated condensed financial statements.


            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                           (dollars in thousands)

                                                             Condensed
                                                           from audited
                                                             financial
                                              (Unaudited)    statements
                                                May 31,     February 28,
                                                  1995           1995
Assets

Current assets:
  Cash and equivalents                         $  8,214      $ 10,792
  Trade accounts receivable, net                127,382       142,474
  Inventories                                   250,057       256,878
  Other current assets                           70,649        61,553
    Total current assets                        456,302       471,697

Property, plant and equipment, net              231,945       228,025
Goodwill                                        109,308       108,636
Other assets                                     38,201        38,347
Total assets                                   $835,756      $846,705

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                $ 59,496      $ 47,149
  Current portion of long-term debt              11,083        11,083
  Accounts payable                              142,122       167,114
  Other current liabilities                      83,275        90,646
    Total current liabilities                   295,976       315,992

Long-term debt, net of current portion          189,789       183,087
Employee benefits and other
  liabilities                                    54,123        52,960
    Total liabilities                           539,888       552,039

Redeemable preferred stock                        3,554         3,604

Shareholders' equity                            292,314       291,062

Commitments and contingencies

Total liabilities and
  shareholders' equity                         $835,756      $846,705

See accompanying notes to consolidated condensed financial statements.



           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

             Consolidated Condensed Statements of Cash Flows
                               (unaudited)
                          (dollars in thousands)


                                                     THREE MONTHS ENDED
                                                     May 31,       May 31,
                                                       1995          1994
Cash flows from operations:
  Net earnings                                      $ 4,564       $ 3,037
  Adjustments to reconcile net earnings
    to cash provided by (used for) operations:
      Depreciation and amortization                   7,582         7,150
      Deferred income tax expense                       547         1,452
      Provision for losses on receivables             2,601           809
      Changes in operating assets and liabilities,
        net of business acquisitions and
        dispositions:
          Accounts receivable                        14,187          (463)
          Inventories                                 7,796         7,210
          Other current assets                      (10,818)       (6,098)
          Accounts payable                          (25,413)       (6,962)
          Other current liabilities                  (7,559)       (4,566)
      Other, net                                        269         3,173
               Cash provided by
                 (used for) operations               (6,244)        4,742
Cash flows from investing activities:
  Business acquisitions                              (5,275)       (3,950)
  Capital expenditures                               (5,370)       (8,028)
  Proceeds from business disposition                      -        20,595
  Proceeds from other property disposals                675           507
               Cash provided by (used for)
                 investing activities                (9,970)        9,124
Cash flows from financing activities:
  Net increase in notes payable                      12,197         7,326
  Net increase (decrease) in long-term debt           5,862        (4,195)
  Dividends paid                                     (3,695)       (3,733)
  Proceeds from issuance of common stock                428           109
  Purchase of treasury shares                        (1,118)       (5,777)
  Other, net                                            (45)           (6)
               Cash provided by (used for)
                 financing activities                13,629        (6,276)
Effect of exchange rate changes on cash
  and equivalents                                         7        (2,045)
Net increase (decrease) in cash and equivalents      (2,578)        5,545
Cash and equivalents at beginning of period          10,792        10,507
Cash and equivalents at end of period               $ 8,214       $16,052

See accompanying notes to consolidated condensed financial statements.



             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                  (unaudited)


(1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of May 31, 1995 and the results of its operations and cash flows for the three months ended May 31, 1995 and 1994. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1995. The results of operations for the three months ended May 31, 1995 are not necessarily indicative of the results to be expected for the full year.

(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the foreign exchange gains on Venezuelan local currency borrowings along with the inflation element inherent in interest rates on such borrowings as a component of cost of sales. Accordingly, an increase of $1,075,000 and a reduction of $2,395,000 for the three months ended May 31, 1995 and 1994, respectively, are included in cost of sales.

(3) Businesses acquired - The Company acquired, with cash, certain businesses during fiscal 1996 and 1995. All acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired businesses have been included since their respective dates of acquisition. The most significant acquisitions were as follows:


Fiscal    Business Segment     Name                      Date Acquired
1996      Venezuela Foods      Ciudad Bolivar Corn
                                 Flour business          April 1995

1995      Foodservice          Distribution business
            Distribution         of Leprino Foods        August 1994

The components of cash used for all acquisitions, as reflected in the consolidated condensed statements of cash flows, are summarized as follows (in thousands):
                                                        Three Months Ended
                                                        May 31,     May 31,
                                                          1995        1994
Fair value of current assets                            $  288      $    -
Fair value of non-current assets, excluding goodwill     3,931       3,950
Goodwill                                                 1,180           -
Liabilities assumed, principally current                  (124)          -
  Cash paid at closing                                  $5,275      $3,950

The following unaudited pro forma financial information assumes the Company's fiscal 1995 acquisition of the specialty foodservice distribution business of Leprino Foods Company had been completed on March 1, 1994, the beginning of fiscal 1995. It includes the financing costs of the acquisition as well as depreciation and amortization associated with the allocation of the purchase price to net tangible and intangible assets acquired. The pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisition been completed as of the beginning of fiscal 1995.

                                               Three Months Ended
(in thousands, except earnings per share)            May 31, 1994
Net sales                                                $655,950
Net earnings                                                3,100
Net earnings per share of common stock                        .17

(4) Unusual items - The following table summarizes the change in the Company's reorganization and integration reserves for the three months ended May 31, 1995 (in thousands):


                           Foodservice Distribution               Bakery
                           ------------------------        ----------------------
                                                                       Consoli-
                            Organiza-                      Organiza-   dation/
                             tional     Business            tional     Closing      Total
                             Changes   Integration          Changes    Facilities  Company
Reorganization and
  integration reserves
  at Feb. 28, 1995            $ 792      $ 4,406             $4,310    $2,997      $12,505
Reserves utilized              (193)      (1,510)              (284)     (578)      (2,565)
Exchange rate effect              -            -                 66        56          122
Reorganization and
  integration reserves
  at May 31, 1995             $ 599      $ 2,896             $4,092    $2,475      $10,062


(5) Financing costs consisted of the following (in thousands):

                                               Three Months Ended
                                                May 31,   May 31,
                                                  1995      1994
Interest expense                                $5,547    $3,695
Capitalized interest                               (44)      (78)
Non-operating interest income                     (378)     (262)
  Interest, net                                  5,125     3,355
Foreign exchange losses                              -     2,033
     Total financing costs                      $5,125    $5,388

Cash payments for interest, net of amounts capitalized, for the three months ended May 31, 1995 and 1994 were approximately $5,634,000 and $3,609,000, respectively.

Total interest income was $675,000 and $455,000 for the three months ended May 31, 1995 and 1994, respectively.

(6) Income taxes - Cash payments for income taxes for the three months ended May 31, 1995 and 1994 were $1,900,000 and $1,121,000, respectively.


(7) Supplemental balance sheet information (in thousands)

                                                  May 31,      Feb. 28,
                                                    1995          1995
Trade accounts receivable, net:
  Trade                                         $133,056      $149,132
  Allowance for doubtful accounts                 (5,674)       (6,658)
   Total trade accounts receivable, net         $127,382      $142,474

Inventories:
  Raw materials, excluding grain                $ 31,034      $ 25,683
  Grain                                           54,730        65,402
  Finished and in-process goods                  154,425       158,497
  Packages and supplies                            9,868         7,296
   Total inventories                            $250,057      $256,878

Property, plant and equipment, net:
  Land                                          $ 11,673      $ 11,635
  Buildings and improvements                      90,204        87,739
  Machinery and equipment                        217,438       212,262
  Transportation equipment                         9,069         9,042
  Improvements in progress                        16,406        13,381
  Accumulated depreciation                      (112,845)     (106,034)
   Total property, plant and equipment, net     $231,945      $228,025


(8) Segment information - The Company's business segments are as follows:
Foodservice Distribution consists of U.S. vending distribution and limited-menu foodservice distribution and food exporting business; Bakery consists of U.S. and Canadian bakery products and consumer products in Canada, which includes primarily home baking products and condiments; Venezuela Foods consists of bakery products, consumer products for home baking and agricultural products; Divested Businesses consists principally of the frozen specialty foods and meats businesses which were divested in fiscal 1995 and the surimi seafood business which was divested in June 1995.

                                    Net     Operating   Operating
(in millions)                      Sales      Costs      Earnings
Three Months Ended May 31, 1995
  Foodservice Distribution        $416.4     $(410.8)     $ 5.6
  Bakery                           108.0      (106.4)       1.6
  Venezuela Foods                   96.7       (90.2)       6.5
  Divested Businesses               13.5       (11.9)       1.6
  Corporate Expenses                   -        (3.2)      (3.2)
    Total                         $634.6     $(622.5)     $12.1

Three Months Ended May 31, 1994
   Foodservice Distribution       $293.3     $(288.3)     $ 5.0
   Bakery                          104.1      (103.0)       1.1
   Venezuela Foods                  76.7       (74.2)       2.5
   Divested Businesses              73.8       (69.3)       4.5
   Corporate Expenses                  -        (2.6)      (2.6)
     Total                        $547.9     $(537.4)     $10.5






            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
             Management's Discussion and Analysis of Results of
                   Operations and Financial Condition

                                 (Unaudited)


Results of Operations:

For the first quarter ended May 31, 1995 compared with the corresponding prior period

Overview
The consolidated net earnings for the first quarter were $4.6 million, or $.25 per share, compared with net earnings of $3.0 million, or $.17 per share a year ago. Consolidated net sales increased 16% to $634.6 million, compared with $547.9 million in the first quarter last year. First quarter fiscal 1996 results included the limited-menu foodservice distribution business of Leprino Foods Company, which was acquired in August 1994. The prior year first quarter results included the Company's former Frozen Specialty Foods and Meats businesses, which were divested in June and May 1994, respectively.

Segment Results
Foodservice Distribution first quarter net sales increased 42% to $416.4 million, compared with $293.3 million a year ago. The increase was primarily from sales of the limited-menu distribution business of Leprino Foods Company acquired in August 1994. Net sales of the Company's vending distribution business were even with the same period last year. Foodservice Distribution's first quarter operating earnings increased 12% to $5.6 million compared with $5.0 million last year. Operating earnings increased primarily from earnings of the acquired limited-menu distribution business. The increase was partially offset by lower earnings in vending distribution which resulted from additional costs, including depreciation, associated with the implementation of a business information system.

Bakery first quarter net sales increased 4% to $108.0 million, compared with $104.1 million a year ago. Sales benefited from improved volumes in both commercial and consumer bakery products. First quarter operating earnings increased 45% to $1.6 million compared with $1.1 million in the first quarter last year. Operating earnings increased as a result of the improved volumes and the continued benefits of the fiscal 1994 reorganization of operations.

Venezuela Foods first quarter net sales increased 26% to $96.7 million, compared with $76.7 million a year ago. The increase was primarily the result of strong animal feed volumes, the current year benefit from the effect of the near-term stability from government imposed foreign exchange controls and the unfavorable impact in the prior year of a significant currency devaluation. Higher volumes in animal feed were the result of an increase in market share. First quarter operating earnings increased to $6.5 million, compared with $2.5 million last year. The improved earnings were primarily due to the comparison with a weak first quarter in fiscal 1995, which resulted from the large currency devaluation, as well as the volume improvement and the current year benefit of the stability of the local currency.

Divested Businesses first quarter net sales were $13.5 million, compared with $73.8 million in fiscal 1995. Operating earnings declined to $1.6 million compared with $4.5 million in the first quarter last year. The current fiscal year's first quarter results include only the Company's surimi seafood business, which was divested in June 1995 at a net gain. The net gain will be reported in the Company's second quarter results. Sales and earnings declined from the first quarter last year as a result of the fiscal 1995 divestitures of the Frozen Specialty Foods and Meats businesses. Earnings in the first quarter of fiscal 1996 also declined in the surimi seafood business as a result of higher raw material costs.

Non-operating Expense and Income
Net interest expense increased to $5.1 million from $3.3 million a year ago as a result of higher interest rates. In fiscal 1995, the Company recognized foreign exchange losses of $2.1 million from local currency cash and equivalents in Venezuela. The loss resulted from a significant currency devaluation coupled with a temporary build-up of local currency cash and equivalents which was due to delays in obtaining U.S. dollars to settle certain U.S. dollar-denominated obligations.

Income Taxes
The first quarter effective tax rate was 35% compared to 40% a year ago. The decline was the result of a lower effective tax rate in Venezuela.


Financial Condition:

The Company's balance sheet at May 31, 1995 reflected the impact of working capital requirements and business acquisitions. The debt-to-total capitalization ratio was 47% at May 31, 1995 as compared to 45% at February 28, 1995.

In the first quarter of fiscal 1996, operating working capital increased $21.8 million. Working capital requirements increased as a result of the timing of payments to suppliers along with payments associated with the Company's integration of its limited-menu distribution businesses and reorganization of operations. The decline in accounts receivable was primarily due to the timing of cash receipts.

Business acquisitions, which included a corn flour business in Venezuela, totaled $5.3 million. The balance sheet impact from acquisitions is summarized in Note 3 to the consolidated condensed financial statements. In June 1995, the Company completed the divestiture of its surimi seafood business for $48 million in cash. The net proceeds from the disposition were used to reduce debt obligations.

In May 1995, the Company entered into an $84 million revolving credit agreement in Canada which expires in March 1997. The interest rate on borrowings under the new agreement is variable and based on current market factors. The new revolving credit agreement replaces a $62 million revolving credit agreement in Canada and short-term lines of credit of approximately $22 million. In the first quarter of fiscal 1996 the Company also replaced variable rate debt in the United States with $20 million of notes under its medium-term note program. The notes mature in fiscal years 1999 to 2001 and have interest rates ranging from 6.75% to 7%.

In June 1995, the Company's Board of Directors approved the redemption of all of the Company's outstanding shares of Cumulative Redeemable Sinking Fund First Preferred Capital Stock at a redemption price of $105 per share. The Company expects to complete the redemption on September 1, 1995. The Company will fund the redemption, which will total approximately $3.7 million, with borrowings.



                                   PART II

                               OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits

             11.     Computation of Earnings Per Share.

             12.     Computation of Ratio of Earnings to Fixed Charges.

             27.     Financial Data Schedule.

     (b)     Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended
                     May 31, 1995.




SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERNATIONAL MULTIFOODS CORPORATION




Date:  July 12, 1995                 By  /s/ Duncan H. Cocroft
                                         Duncan H. Cocroft
                                         Vice President - Finance and
                                         Chief Financial Officer
                                    (Principal Financial Officer and
                                     Duly Authorized Officer)




                             EXHIBIT INDEX


11.     Computation of Earnings Per Share.

12.     Computation of Ratio of Earnings to Fixed Charges.

27.     Financial Data Schedule.