Form 10-Q
period 1995-08-31
INTERNATIONAL MULTIFOODS CORP
filed 1995-10-13
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended August 31, 1995
                                     OR

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes X_    No____

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 30, 1995 was 18,024,002.



                           PART I. FINANCIAL INFORMATION

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Earnings
                                   (unaudited)
                    (in thousands, except per share amounts)



                              THREE MONTHS ENDED        SIX MONTHS ENDED
                              Aug. 31,    Aug. 31,      Aug. 31,     Aug. 31,
                                 1995        1994          1995         1994
Net sales                   $ 621,244   $ 476,275   $ 1,255,888  $ 1,024,182
Cost of sales                (520,822)   (393,590)   (1,055,538)    (842,578)
  Gross profit                100,422      82,685       200,350      181,604

Delivery and distribution     (42,138)    (31,358)      (80,607)     (65,911)
Selling, general and
  administrative              (42,957)    (39,808)      (92,269)     (93,724)
Unusual items                  (5,700)     26,661        (5,700)      26,661
    Operating earnings          9,627      38,180        21,774       48,630

Financing costs:
  Interest, net                (4,680)     (1,713)       (9,805)      (5,068)
  Foreign exchange losses
    on cash and equivalents    (1,019)       (714)       (1,019)      (2,747)
      Total financing costs    (5,699)     (2,427)      (10,824)      (7,815)

  Earnings before
    income taxes                3,928      35,753        10,950       40,815
Income taxes                    3,059      (4,393)          601       (6,418)

Net earnings                $   6,987   $  31,360   $    11,551  $    34,397

Net earnings per share
  of common stock           $     .38   $    1.74   $       .63  $      1.91

Average shares of common
  stock outstanding            17,954      17,903        17,956       18,006

Dividends per share
  of common stock:
    Declared                $     .20   $       -   $       .40  $       .20
    Paid                    $     .20   $     .20   $       .40  $       .40


See accompanying notes to consolidated condensed financial statements.


            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                           (dollars in thousands)

                                                             Condensed
                                                           from audited
                                                             financial
                                              (Unaudited)    statements
                                               Aug. 31,     February 28,
                                                  1995           1995
Assets

Current assets:
  Cash and equivalents                         $ 15,089      $ 10,792
  Trade accounts receivable, net                120,126       142,474
  Inventories                                   225,706       256,878
  Other current assets                           68,867        61,553
    Total current assets                        429,788       471,697

Property, plant and equipment, net              224,341       228,025
Goodwill                                        101,766       108,636
Other assets                                     37,518        38,347
Total assets                                   $793,413      $846,705

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                $ 38,654      $ 47,149
  Current portion of long-term debt              12,583        11,083
  Accounts payable                              140,174       167,114
  Other current liabilities                      85,806        90,646
    Total current liabilities                   277,217       315,992

Long-term debt, net of current portion          164,051       183,087
Employee benefits and other
  liabilities                                    51,724        52,960
    Total liabilities                           492,992       552,039

Redeemable preferred stock                        3,732         3,604

Shareholders' equity                            296,689       291,062

Commitments and contingencies

Total liabilities and
  shareholders' equity                         $793,413      $846,705

See accompanying notes to consolidated condensed financial statements.



           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

             Consolidated Condensed Statements of Cash Flows
                               (unaudited)
                          (dollars in thousands)


                                                       SIX MONTHS ENDED
                                                    Aug. 31,      Aug. 31,
                                                       1995          1994
Cash flows from operations:
  Net earnings                                     $ 11,551      $ 34,397
  Adjustments to reconcile net earnings
    to cash provided by operations:
      Depreciation and amortization                  14,866        12,638
      Deferred income tax benefit                    (6,564)      (11,786)
      Provision for losses on receivables             3,445         1,203
      Provision for unusual charges                  15,493         6,220
      Gain on major business dispositions            (9,900)      (32,881)
      Changes in operating assets and liabilities,
        net of business acquisitions and
        dispositions:
          Accounts receivable                        14,810        (1,106)
          Inventories                                25,199           144
          Other current assets                       (5,037)      (12,374)
          Accounts payable                          (23,658)        2,309
          Other current liabilities                  (7,084)        7,817
      Other, net                                      3,343         4,030
               Cash provided by operations           36,464        10,611
Cash flows from investing activities:
  Business acquisitions                             (29,904)     (115,847)
  Capital expenditures                              (14,375)      (16,306)
  Proceeds from business dispositions                48,009       156,367
  Proceeds from other property disposals                566         1,592
               Cash provided by investing
                  activities                          4,296        25,806
Cash flows from financing activities:
  Net decrease in notes payable                      (7,412)       (7,465)
  Net decrease in long-term debt                    (19,138)       (4,633)
  Dividends paid                                     (7,309)       (7,341)
  Proceeds from issuance of common stock                957           119
  Purchase of treasury shares                        (1,688)       (5,777)
  Other, net                                            (45)          (12)
               Cash used for financing activities   (34,635)      (25,109)
Effect of exchange rate changes on cash
  and equivalents                                    (1,828)       (2,755)
Net increase in cash and equivalents                  4,297         8,553
Cash and equivalents at beginning of period          10,792        10,507
Cash and equivalents at end of period              $ 15,089      $ 19,060

See accompanying notes to consolidated condensed financial statements.



             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                  (unaudited)


(1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of August 31, 1995 and the results of its operations for the three and six months ended August 31, 1995 and 1994, and cash flows for the six months ended August 31, 1995 and 1994. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1995. The results of operations for the three and six months ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.

(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the foreign exchange gains on Venezuelan local currency borrowings along with the inflation element inherent in interest rates on such borrowings as a component of cost of sales. Accordingly, a reduction of $2.7 million and an increase of $0.5 million for the three months ended August 31, 1995 and 1994, respectively, and reductions of $1.6 million and $1.9 million for the six months ended August 31, 1995 and August 31, 1994, respectively, are included in cost of sales.

(3) Businesses acquired - The Company acquired, with cash, certain businesses during fiscal 1996 and 1995. All acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired businesses have been included since their respective dates of acquisition. The most significant acquisitions were as follows:

Fiscal    Business Segment     Name                      Date Acquired
------    ----------------     ----------------------    -------------
1996      Venezuela Foods      Two wheat flour mills
                                 in Puerto Cabello,Vz.   August 1995
          Foodservice
            Distribution       Alum Rock Foodservice     July 1995
          Venezuela Foods      Corn flour business
                                 in Ciudad Bolivar,Vz.   April 1995
1995      Foodservice          Distribution business
            Distribution         of Leprino Foods        August 1994

The components of cash used for all acquisitions, as reflected in the consolidated condensed statements of cash flows, are summarized as follows (in thousands):

                                                          Six Months Ended
                                                       Aug. 31,    Aug. 31,
                                                          1995        1994
Fair value of current assets                           $ 7,252    $ 46,181
Fair value of non-current assets, excluding goodwill    21,266      56,318
Goodwill                                                 2,626      34,480
Liabilities assumed, principally current                  (740)    (21,132)
Purchase contract liabilities                             (500)          -
  Cash paid at closing                                 $29,904    $115,847



(3) Businesses acquired (continued)

Assuming the Company's acquisitions had been completed on March 1, 1994, the beginning of fiscal 1995, pro forma net sales for the six months ended August 31, 1995 and 1994 would have been $1.28 billion and $1.25 billion, respectively. The pro forma effect on net earnings and net earnings per share is not significant. The pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisitions been completed as of the beginning of fiscal 1995.

(4) Unusual items - During the quarter ended August 31, 1995, the Company recognized unusual items that resulted in a net pre-tax loss of $5.7 million. As a result of a favorable tax settlement, a net after-tax benefit of $0.5 million was recognized. Unusual items include a $9.9 million pre-tax gain from the divestiture of the Company's surimi seafood business, a $9.4 million pre-tax charge related to the vending distribution business and a $6.2 million pre-tax charge for a corporate restructuring plan.
  The $9.4 million charge consisted of $8.9 million for the write-down of certain computer software costs and $0.5 million for exiting a lease commitment. The Company decided in the second quarter to limit the scope of applications being implemented in its vending business information system. Accordingly, the Company determined that certain software applications would not be used. The Company expects these actions to result in an annualized reduction in operating expenses of approximately $1.5 million, principally from lower amortization of software costs.
  During the quarter ended August 31, 1995, management approved and committed the Company to a plan of reducing the cost of corporate administrative operations (the Plan). The Plan has resulted in approximately 30 involuntary terminations to corporate administrative employees. The Company also entered into a sublease agreement for certain corporate office space at rental rates that are lower than the rates in the Company's lease agreement. In addition, as a result of the employee terminations and sublease agreement, certain leasehold improvements and office equipment were written-down. Of the total pre-tax charge of $6.2 million, $4.2 million represents anticipated future cash outflows. All significant actions of the Plan are expected to be completed by the first half of fiscal year 1997. The Plan is expected to result in an annualized reduction in operating expenses of approximately $1.5 million.
  During the quarter ended August 31, 1995, the IRS closed examinations of the Company's tax returns for fiscal years 1992 and 1993. The Company also received a stipulated agreement from the United States Tax Court regarding proposed disallowances of certain deductions taken during fiscal years 1985 through 1991. As a result, the Company recognized a $5.0 million tax benefit.
  The following table summarizes the change in the Company's reorganization and integration reserves for the six months ended August 31, 1995 (in thousands):

                           Foodservice Distribution          Bakery           Corporate
                           ------------------------   ---------------------   ---------
                                                                  Consoli-
                            Organiza-                 Organiza-   dation/     Orgainiza-
                             tional     Business       tional     Closing      tional      Total
                             Changes   Integration     Changes    Facilities   Changes    Company

Reorganization and
  integration reserves
  at Feb. 28, 1995          $   792      $ 4,406       $ 4,310   $ 2,997       $     -   $ 12,505
Reserve additions               500            -             -         -         4,200      4,700
Reserves utilized              (478)      (1,951)       (1,543)   (1,744)         (817)    (6,533)
Exchange rate effect              -            -           130       129             -        259
Reorganization and
  integration reserves
  at August 31, 1995        $   814      $ 2,455       $ 2,897   $ 1,382       $ 3,383   $ 10,931



(5) Interest, net consisted of the following (in thousands):

                                 Three Months Ended        Six Months Ended
                                  Aug. 31,  Aug. 31,      Aug. 31,  Aug. 31,
                                     1995      1994          1995      1994
Interest expense                   $5,350    $2,235       $10,897    $5,930
Capitalized interest                  (51)      (91)          (95)     (169)
Non-operating interest income        (619)     (431)         (997)     (693)
  Interest, net                    $4,680    $1,713       $ 9,805    $5,068

Cash payments for interest, net of amounts capitalized, for the six months ended August 31, 1995 and 1994 were approximately $11.1 million and $5.9 million, respectively.


(6) Income taxes - Cash payments for income taxes for the six months ended August 31, 1995 and 1994 were $2.8 million and $3.5 million, respectively.


(7) Supplemental balance sheet information (in thousands)

                                                 Aug. 31,      Feb. 28,
                                                    1995          1995
Trade accounts receivable, net:
  Trade                                         $126,442      $149,132
  Allowance for doubtful accounts                 (6,316)       (6,658)
   Total trade accounts receivable, net         $120,126      $142,474

Inventories:
  Raw materials, excluding grain                $ 25,704      $ 25,683
  Grain                                           24,946        65,402
  Finished and in-process goods                  165,609       158,497
  Packages and supplies                            9,447         7,296
   Total inventories                            $225,706      $256,878

Property, plant and equipment, net:
  Land                                          $ 11,559      $ 11,635
  Buildings and improvements                      83,948        87,739
  Machinery and equipment                        207,976       212,262
  Transportation equipment                         9,082         9,042
  Improvements in progress                        19,281        13,381
  Accumulated depreciation                      (107,505)     (106,034)
   Total property, plant and equipment, net     $224,341      $228,025


(8) Financial instruments

Concentrations of credit risk - The Company's food exporting business sells food products in the former Soviet Union. Although the Company has not experienced any losses associated with these sales, continued payment for such sales may be affected by political events or the economic stability of that region.

Other financial instruments - In Canada, the Company minimizes the risk associated with wheat market price fluctuations by hedging its wheat and flour inventories, open wheat purchase contracts, and open flour sales contracts with wheat futures contracts (Futures). In the United States, the Company has entered into Futures in order to reduce the risk of raw material price increases with respect to anticipated flour purchases. Gains and losses on Futures are deferred and recognized in cost of sales as part of the product cost. The open Futures mature in the period September 1995 through March 1996 and substantially coincide with the maturities of the open wheat purchase contracts, open flour sales contracts and the anticipated timing of flour purchases. The amount of gains deferred as of August 31, 1995 was insignificant. Management believes the credit risk of these Futures due to nonperformance of the counterparties is insignificant.


(9) Segment information - The Company's business segments are as follows:
Foodservice Distribution consists of U.S. vending distribution and limited-menu foodservice distribution and food exporting business; Bakery consists of U.S. and Canadian bakery products and consumer products in Canada, which includes primarily home baking products and condiments; Venezuela Foods consists of bakery products, consumer products for home baking and agricultural products; Divested Businesses consists principally of the frozen specialty foods and meats businesses which were divested in fiscal 1995 and the surimi seafood business which was divested in June 1995.

                                    Net     Operating   Unusual
(in millions)                      Sales      Costs      Items     Total
Three Months Ended Aug. 31, 1995
  Foodservice Distribution      $  400.3  $   (396.5)     $(9.4)   $(5.6)
  Bakery                           110.1      (105.4)         -      4.7
  Venezuela Foods                  106.3       (97.8)         -      8.5
  Divested Businesses                4.6        (3.7)       9.9     10.8
  Corporate Expenses                   -        (2.5)      (6.2)    (8.7)
    Total                       $  621.3   $  (605.9)     $(5.7)   $ 9.7

Three Months Ended Aug. 31, 1994
  Foodservice Distribution      $  275.2   $  (272.3)     $(6.2)    $(3.3)
  Bakery                           113.8      (109.2)         -       4.6
  Venezuela Foods                   70.2       (66.0)         -       4.2
  Divested Businesses               17.1       (14.4)      32.9      35.6
  Corporate Expenses                   -        (3.0)         -      (3.0)
    Total                       $  476.3   $  (464.9)     $26.7     $38.1

Six Months Ended Aug. 31, 1995
  Foodservice Distribution      $  816.7   $  (807.3)     $(9.4)    $   -
  Bakery                           218.1      (211.8)         -       6.3
  Venezuela Foods                  203.0      (188.0)         -      15.0
  Divested Businesses               18.1       (15.6)       9.9      12.4
  Corporate Expenses                   -        (5.7)      (6.2)    (11.9)
    Total                       $1,255.9   $(1,228.4)     $(5.7)    $21.8

Six Months Ended Aug. 31, 1994
  Foodservice Distribution      $  568.5   $  (560.6)     $(6.2)    $ 1.7
  Bakery                           217.9      (212.2)         -       5.7
  Venezuela Foods                  146.9      (140.2)         -       6.7
  Divested Businesses               90.9       (83.7)      32.9      40.1
  Corporate Expenses                   -        (5.6)         -      (5.6)
    Total                       $1,024.2   $(1,002.3)     $26.7     $48.6



            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
             Management's Discussion and Analysis of Results of
                   Operations and Financial Condition
                                 (Unaudited)

Results of Operations:

For the second quarter and six months ended August 31, 1995 compared with the corresponding prior periods

Overview

The consolidated net earnings for the second quarter were $7 million, or $.38 per share, compared with net earnings of $31.4 million, or $1.74 per share, a year ago. Excluding unusual items, net earnings in the second quarter were $6.5 million, or $.36 per share, compared with net earnings of $5.5 million, or $.30 per share, a year ago. Included in unusual items were a $9.9 million pre-tax gain from the divestiture of the Company's surimi seafood business, a $9.4 million pre-tax charge principally from the write-down of vending distribution computer software and a $6.2 million pre-tax charge for a corporate restructuring plan. The corporate restructuring plan included workforce reductions and a sublease of certain corporate office space. Unusual items also included a $5 million benefit with respect to a tax settlement. Unusual items in the second quarter of fiscal 1995 resulted in a net benefit of $25.9 million after-tax, or $1.44 per share. Included in unusual items was a gain from the divestiture of the Company's Frozen Specialty Foods business, partially offset by costs associated with the integration of the acquired limited-menu foodservice distribution business of Leprino Foods Company. See Note 4 to the consolidated condensed financial statements for additional information on unusual items.

Consolidated net sales increased 30% to $621.3 million compared with $476.3 million in the second quarter last year. Second quarter fiscal 1996 results included the limited-menu foodservice distribution business of Leprino Foods Company, which was acquired in August 1994.

The consolidated net earnings for the six months ended August 31, 1995 were $11.6 million, or $.63 per share, compared with net earnings of $34.4 million, or $1.91 per share, a year ago. Exclusive of the unusual items described above, net earnings were $11.1 million, or $.61 per share, compared with $8.5 million, or $.47 per share, a year ago. Consolidated net sales increased 23% to $1.26 billion compared with $1.02 billion in the same period last year. The prior year six months results included the Company's former Frozen Specialty Foods and Meats businesses, which were divested in June and May 1994, respectively.

Segment Results

Foodservice Distribution second quarter net sales increased 45% to $400.3 million compared with $275.2 million a year ago. The increase was primarily from sales of the limited-menu distribution business of Leprino Foods Company acquired in August 1994. Net sales of the Company's vending distribution business declined approximately 4% on lower volumes as compared to the same period last year. Lower volumes were the result of service-related difficulties which the Company is addressing. Foodservice Distribution's second quarter operating earnings before unusual items increased 31% to $3.8 million compared with $2.9 million last year. The increase was primarily from earnings of the acquired limited-menu distribution business, partially offset by an earnings decline in the vending distribution business. The earnings decline in the vending distribution business resulted from the lower volumes and added costs, including depreciation, associated with the implementation of a business information system. After reflecting unusual items, second quarter fiscal 1996 operating results were a loss of $5.6 million compared with a loss of $3.3 million a year ago. Second quarter fiscal 1996 unusual items of $9.4 million consisted of $8.9 million for the write-down of certain software costs of the vending distribution business information system and a $.5 million charge for exiting a lease commitment. The write-down was the result of the Company's decision during the second quarter to limit the scope of applications being implemented as part of its business information system. Accordingly, the Company determined that certain software applications would not be used. Unusual items of $6.2 million in the second quarter of fiscal 1995 were for costs associated with the integration of the limited-menu distribution businesses.

Foodservice Distribution net sales for the six-month period increased 44% to $816.7 million compared with $568.5 million in the same period last year. Operating earnings before unusual items increased 19% to $9.4 million compared with $7.9 million a year ago. After unusual items, operating results were break-even in fiscal 1996 as compared to earnings of $1.7 million last year. Net sales and operating earnings were affected by the same factors as noted above for the second quarter.

Bakery second quarter net sales declined 3% to $110.1 million compared with $113.8 million a year ago. Sales declined primarily as a result of sales rationalization and lower volumes in U.S. bakery and frozen products. The decline was partially offset by increased volumes in commercial bakery products in Canada. Second quarter operating earnings increased 2% to $4.7 million compared with $4.6 million in the second quarter last year.
Operating earnings increased on improved margins and higher volumes in commercial bakery products in Canada. The increase was largely offset by the effect of lower volumes in U.S. bakery and frozen products along with lower margins in frozen bakery products. Margins in frozen bakery products were impacted by higher packaging and ingredient costs. The Company expects that competitive factors will unfavorably impact Bakery operating earnings in the last half of fiscal 1996.

Bakery net sales for the six-month period were even with the same period last year. Operating earnings increased 11% to $6.3 million compared with $5.7 million a year ago. In addition to the factors noted above for the second quarter, operating earnings improved on the continued benefits of the fiscal 1994 reorganization of operations.

Venezuela Foods second quarter net sales increased 51% to $106.3 million compared with $70.2 million a year ago. The increase in sales was the result of price increases and increased volumes in most product categories and the effect of a stable exchange rate as a result of government imposed foreign exchange controls. Higher volumes in bakery products resulted primarily from business obtained from the addition of two wheat flour mills which the Company had leased beginning in October 1994 and subsequently purchased in August 1995. Increased volumes in consumer products were principally from increased demand for grain-based products along with the impact of two corn flour business acquisitions. Higher volumes in agricultural products were attributable to an increase in animal feeds market share. Second quarter operating earnings increased to $8.5 million compared with $4.2 million last year. Operating earnings increased primarily on the higher volumes and price increases coupled with the benefit of the stable exchange rate. The increase was partially offset by the impact of the Company's use of a free-market exchange rate effective August 31, 1995, as described below. Operating earnings in the second quarter of fiscal 1995 were impacted by a significant devaluation of the Venezuelan currency that occurred in the latter part of the first quarter and early in the second quarter of fiscal 1995.

Venezuela Foods net sales for the six-month period increased 38% to $203 million compared to $146.9 million a year ago. Operating earnings increased to $15 million compared with $6.7 million last year. Net sales and earnings were affected by the same factors as noted above for the second quarter.

In June 1994, the Venezuelan government implemented foreign exchange controls and established an official exchange rate of 170 Venezuelan bolivars per U.S. dollar. The official exchange rate has not been changed to date. Until the second quarter of fiscal 1996, the only legal way of exchanging bolivars for U.S. dollars was from the government at the official rate. In the second quarter, the Venezuelan government began allowing certain bonds denominated in U.S. dollars to be traded on local exchanges. This provided a legal mechanism for exchanging bolivars to U.S. dollars and, accordingly, established a free-market exchange rate.

The Company believes that for certain transactions, such as payments for raw material imports, the Venezuelan government will continue to provide for the exchange of bolivars to U.S. dollars at the official exchange rate. However, due to continued high inflation and limits on the government's ability to provide for all U.S. dollar needs at the official rate, the Company believes that certain of its bolivar-denominated transactions and net monetary balances will be settled in U.S. dollars at a free-market exchange rate. Accordingly, effective August 31, 1995, the Company began translating certain bolivar-denominated balances into U.S. dollars using the free-market exchange rate. The free-market exchange rate on August 31, 1995 was 228.5 bolivars per U.S. dollar.

Since August 31, 1995, the Venezuelan government has experienced difficulties in meeting the country's U.S. dollar commitments. The Venezuelan government is currently negotiating to obtain U.S. dollar loans with the International Monetary Fund, World Bank and Inter-American Development Bank. It has been reported that the loans are expected to enable the Venezuelan government to address the country's current shortage of U.S. dollars. The shortage of U.S. dollars coupled with uncertainty of the outcome of the negotiations have caused a significant devaluation in the free-market exchange rate.
On October 11, 1995, the exchange rate as determined by the trading of certain dollar-denominated bonds, described above, was 308 bolivars per U.S. dollar. The Company is unable to determine the extent or timing of future devaluations or recoveries of the bolivar in the free market as well as any changes that the Venezuelan government may make to the official exchange rate. If the free-market exchange rate continues at its current level, the Company expects a significant adverse effect on its Venezuelan operating results in the third quarter. The Company has implemented product pricing strategies and has reduced its net monetary asset exposure in order to manage currency risks. As of September 30, 1995, net monetary assets of the Company's Venezuela operations totaled the U.S.-dollar equivalent of $3 million. The Company's net monetary asset position was reduced as a result of an $11 million dividend from its Venezuelan operations which was paid in August 1995. For the dividend payment, the Company was allowed to exchange bolivars into U.S. dollars at the official exchange rate.

Divested Businesses second quarter net sales were $4.6 million compared with $17.1 million a year ago. Operating earnings before unusual items declined to $.9 million compared with $2.7 million in the second quarter last year. Sales and operating earnings declined as the result of the June 1995 divestiture of the Company's surimi seafood business. The unusual item of $9.9 million in the second quarter of fiscal 1996 was from the gain on the divestiture of the surimi seafood business. The unusual item of $32.9 million in the second quarter of fiscal 1995 was from the gain on the divestiture of the Company's Frozen Specialty Foods business.

Divested Businesses net sales for the six-month period were $18.1 million compared with $90.9 million a year ago. Operating earnings before unusual items declined to $2.5 million compared with $7.2 million in the same period last year. In addition to the factors noted above for the second quarter, net sales and operating earnings declined as a result of the fiscal 1995 divestitures of the Frozen Specialty Foods and Meats businesses.


Non-operating Expense and Income

Second quarter net interest expense increased to $4.7 million from $1.7 million a year ago. The increase was primarily the result of higher interest rates, a higher U.S. debt level and lower interest income in Venezuela. The U.S. debt level was low in the second quarter of fiscal 1995 because proceeds from the June 1994 divestiture of the Frozen Specialty Foods business were used to reduce debt. Debt levels subsequently increased at the end of that quarter with the August 1994 acquisition of the distribution business of Leprino Foods Company. For the six-month period, interest expense increased to $9.8 million from $5.1 million a year ago as a result of essentially the same factors noted above for the second quarter.

Income Taxes

Excluding unusual items, the Company's effective tax rates were 32% and 40% in the second quarters of fiscal 1996 and 1995, respectively. The decline was the result of a lower effective tax rate in Venezuela. In the second quarter of fiscal 1996 the Company recognized a $5 million benefit from a tax settlement. The Company's effective tax rate, including unusual items, for the second quarter of fiscal 1995 was 12.3%. The overall effective tax rate was impacted by the low tax rate on the Frozen Specialty Foods divestiture. For the six-month periods, the effective tax rates were impacted by the same factors affecting the second quarter in each year.

Financial Condition:

The Company's balance sheet at August 31, 1995 reflected the impact of working capital changes, business acquisitions and the divestiture of the surimi seafood business. The debt-to-total capitalization ratio was 42% at August 31, 1995 as compared to 45% at February 28, 1995.

The decline in inventory was primarily the result of seasonal variations and increased sales volumes in Venezuela along with the impact of the business divestiture. The decline was partially offset by seasonal inventory purchases in the condiments business. Accounts receivable and accounts payable declined due to the timing of cash receipts and payments, respectively. In addition, certain Venezuelan assets and liabilities declined from the impact of using a free-market exchange rate effective August 31, 1995, as described above.

Fiscal 1996 business acquisitions, which included a corn flour business and two wheat flour mills in Venezuela and a foodservice distribution business in the United States, totaled $29.9 million. The balance sheet impact from acquisitions is summarized in Note 3 to the consolidated condensed financial statements. In June 1995, the Company divested its surimi seafood business for $48 million in cash. The net proceeds from the disposition were used to reduce debt obligations.

In the first six months of fiscal 1996 the Company replaced variable rate debt in the United States with $25 million of notes under its medium-term note program. In September 1995, the Company issued an additional $25 million of medium-term notes which also replaced variable rate debt. The notes mature in fiscal years 1999 to 2004 and have interest rates ranging from 6.39% to 7%. As of September 30, 1995, $20 million remained available under the medium-term note program.

On September 1, 1995, the Company redeemed all of the Company's outstanding shares of Cumulative Redeemable Sinking Fund First Preferred Capital Stock at a redemption price of $105 per share. The Company funded the redemption, which was approximately $3.7 million, with borrowings.


                                  PART II

                             OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

    (a) The 1995 Annual Meeting of Stockholders of International Multifoods Corporation (the "Company") was held on June 16, 1995 (the "Annual Meeting"). Holders of the Company's common stock, par value $.10 per share, and holders of the Company's Cumulative Redeemable Sinking Fund First Preferred Capital Stock, Series A, C, D and E, par value $100 per share, of record on May 1, 1995 were entitled to one vote per share, voting together as though constituting a single class on each proposal presented at the Annual Meeting.

    (c) At the Annual Meeting, Anthony Luiso, Lois D. Rice and Peter S. Willmott were elected directors for a term of three years. The number of votes cast for the election of each director and the number of votes withheld are as follows:

                                 FOR                    WITHHELD

Anthony Luiso                 15,566,987                383,601
Lois D. Rice                  15,569,741                380,847
Peter S. Willmott             15,586,727                363,861

The other directors whose term of office as a director continued after the meeting are William A. Andres, James G. Fifield, Robert M. Price, Nicholas
L. Reding and Jack D. Rehm. Mr. Andres subsequently retired from the board of directors in the second quarter.

    With respect to the proposal to approve the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending February 29, 1996, there were 15,851,949 votes cast for the proposal, 53,433 votes cast against the proposal and 45,206 abstentions. There were no broker nonvotes with respect to such matter.

Item 6.      Exhibits and Reports on Form 8-K

    (a)      Exhibits

             2.1 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Tyson Foods, Inc. (Buyer) dated as of June 7, 1995 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 26, 1995).

             10.1 Memorandum of understanding, dated July 24, 1995, between
                  International Multifoods Corporation and Jay I. Johnson regarding severance and retirement arrangements.

             11.  Computation of Earnings Per Share.

             12.  Computation of Ratio of Earnings to Fixed Charges.

             27.  Financial Data Schedule.


    (b)      Reports on Form 8-K

              During the quarter ended August 31, 1995, the Company filed a report on Form 8-K dated June 26, 1995 relating to the sale of the Company's surimi seafood business.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL MULTIFOODS CORPORATION




Date: October 13, 1995  By  /s/  Duncan H. Cocroft
                            Duncan H. Cocroft
                            Vice President - Finance, Chief Financial
                            Officer and Treasurer
                             (Principal Financial Officer and Duly
                              Authorized Officer)




EXHIBIT INDEX



2.1 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Tyson Foods, Inc. (Buyer) dated as of June 7, 1995 (incorporated herein by reference to Exhibit 2.1 to the Company's
       Current Report on Form 8-K dated June 26, 1995).

10.1  Memorandum of understanding, dated July 24, 1995, between
      International Multifoods Corporation and Jay I. Johnson regarding severance and retirement arrangements.

11.   Computation of Earnings Per Share.

12.   Computation of Ratio of Earnings to Fixed Charges.

27.   Financial Data Schedule.