Form 10-Q
period 1995-11-30
INTERNATIONAL MULTIFOODS CORP
filed 1996-01-11
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
  [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1995

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
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)



33 South 6th Street,
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

  The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of December 31, 1995 was 18,010,302


                           PART I. FINANCIAL INFORMATION

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Earnings
                                   (unaudited)
                    (in thousands, except per share amounts)



                              THREE MONTHS ENDED         NINE MONTHS ENDED
                              Nov. 30,    Nov. 30,      Nov. 30,     Nov. 30,
                                 1995        1994          1995         1994
                            ---------   ---------   -----------  -----------
Net sales                   $ 632,104   $ 653,459   $ 1,887,992  $ 1,677,641
Cost of sales                (536,225)   (540,976)   (1,591,763)  (1,383,554)
  Gross profit                 95,879     112,483       296,229      294,087

Delivery and distribution     (41,662)    (40,750)     (122,269)    (106,661)
Selling, general and
  administrative              (39,177)    (50,498)     (131,446)    (144,222)
Unusual items                       -           -        (5,700)      26,661
    Operating earnings         15,040      21,235        36,814       69,865

Financing costs:
  Interest, net                (4,002)     (3,045)      (13,807)      (8,113)
  Foreign exchange losses
    on cash and equivalents    (1,983)          -        (3,002)      (2,747)
      Total financing costs    (5,985)     (3,045)      (16,809)     (10,860)

  Earnings before
    income taxes                9,055      18,190        20,005       59,005
Income taxes                   (2,263)     (7,276)       (1,662)     (13,694)

Net earnings                $   6,792   $  10,914   $    18,343  $    45,311

Net earnings per share
  of common stock           $     .38   $     .61   $      1.01  $      2.51

Average shares of common
  stock outstanding            17,967      17,924        17,959       17,979

Dividends per share
  of common stock:
    Declared                $     .20   $     .20   $       .60  $       .40
    Paid                    $     .20   $     .20   $       .60  $       .60


See accompanying notes to consolidated condensed financial statements.


            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                           (dollars in thousands)

                                                             Condensed
                                                           from audited
                                                             financial
                                              (Unaudited)    statements
                                               Nov. 30,        Feb. 28,
                                                  1995           1995
                                              --------      ----------
Assets

Current assets:
  Cash and equivalents                         $ 14,201      $ 10,792
  Trade accounts receivable, net                132,476       142,474
  Inventories                                   253,637       256,878
  Other current assets                           68,637        61,553
    Total current assets                        468,951       471,697

Property, plant and equipment, net              225,646       228,025
Goodwill                                        100,856       108,636
Other assets                                     36,794        38,347
Total assets                                   $832,247      $846,705

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                $ 80,311      $ 47,149
  Current portion of long-term debt               7,000        11,083
  Accounts payable                              156,957       167,114
  Other current liabilities                      77,237        90,646
    Total current liabilities                   321,505       315,992

Long-term debt, net of current portion          162,325       183,087
Employee benefits and other
  liabilities                                    49,426        52,960
    Total liabilities                           533,256       552,039

Redeemable preferred stock                            -         3,604

Shareholders' equity                            298,991       291,062

Commitments and contingencies

Total liabilities and
  shareholders' equity                         $832,247      $846,705

See accompanying notes to consolidated condensed financial statements.



           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

             Consolidated Condensed Statements of Cash Flows
                               (unaudited)
                          (dollars in thousands)


                                                      NINE MONTHS ENDED
                                                    Nov. 30,     Nov. 30,
                                                       1995         1994
                                                   --------     --------
Cash flows from operations:
  Net earnings                                     $ 18,343     $ 45,311
  Adjustments to reconcile net earnings
    to cash provided by operations:
      Depreciation and amortization                  22,145       19,728
      Deferred income tax benefit                    (5,904)      (8,243)
      Provision for losses on receivables             2,810        2,351
      Provision for unusual charges                  15,493        6,220
      Gain on major business dispositions            (9,900)     (32,881)
      Changes in operating assets and liabilities,
        net of business acquisitions and
        dispositions:
          Accounts receivable                        (5,186)      (4,156)
          Inventories                                (3,410)     (53,448)
          Other current assets                       (8,416)     (17,222)
          Accounts payable                            1,484       25,799
          Other current liabilities                 (14,517)      12,326
      Other, net                                      4,787        5,117
               Cash provided by operations           17,729          902
Cash flows from investing activities:
  Business acquisitions                             (29,904)    (115,847)
  Capital expenditures                              (22,204)     (24,001)
  Proceeds from business dispositions                48,009      156,367
  Proceeds from other property disposals                651        2,727
               Cash provided by (used for)
                  investing activities               (3,448)      19,246
Cash flows from financing activities:
  Net increase in notes payable                      35,346        4,559
  Net decrease in long-term debt                    (24,721)      (6,987)
  Dividends paid                                    (10,902)     (10,950)
  Proceeds from issuance of common stock              1,188          119
  Purchase of treasury shares                        (2,472)      (5,777)
  Redemption of preferred stock                      (3,732)           -
  Other, net                                           (421)         (13)
               Cash used for financing activities    (5,714)     (19,049)
Effect of exchange rate changes on cash
  and equivalents                                    (5,158)      (2,758)
Net increase (decrease)in cash and equivalents        3,409       (1,659)
Cash and equivalents at beginning of period          10,792       10,507
Cash and equivalents at end of period              $ 14,201      $ 8,848

See accompanying notes to consolidated condensed financial statements.



             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                  (unaudited)

(1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of November 30, 1995 and the results of its operations for the three and nine months ended November 30, 1995 and 1994, and cash flows for the nine months ended November 30, 1995 and 1994. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1995. The results of operations for the three and nine months ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year.


(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the foreign exchange gains on Venezuelan local currency borrowings along with the inflation element inherent in interest rates on such borrowings as a component of cost of sales. Accordingly, a reduction of $2.3 million and an increase of $0.2 million for the three months ended November 30, 1995 and 1994, respectively, and reductions of $4.0 million and $1.7 million for the nine months ended November 30, 1995 and November 30, 1994, respectively, are included in cost of sales.


(3) Businesses acquired - The Company acquired, with cash, certain businesses during fiscal 1996 and 1995. All acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired businesses have been included since their respective dates of acquisition. The most significant acquisitions were as follows:

Fiscal    Business Segment     Name                      Date Acquired
----------------------------------------------------------------------
1996      Venezuela Foods      Two wheat flour mills
                                 in Puerto Cabello,Vz.   August 1995
          Foodservice
            Distribution       Alum Rock Foodservice     July 1995
          Venezuela Foods      Corn flour business
                                 in Ciudad Bolivar,Vz.   April 1995
----------------------------------------------------------------------
1995      Foodservice          Distribution business
            Distribution         of Leprino Foods        August 1994

The components of cash used for all acquisitions, as reflected in the consolidated condensed statements of cash flows, are summarized as follows (in thousands):
                                                        Nine Months Ended
                                                       Nov. 30,   Nov. 30,
                                                          1995       1994
                                                       -------   --------
Fair value of current assets                           $ 7,252   $ 46,383
Fair value of non-current assets, excluding goodwill    21,266     39,118
Goodwill                                                 2,626     51,478
Liabilities assumed, principally current                  (740)   (21,132)
Purchase contract liabilities                             (500)         -
  Cash paid at closing                                 $29,904   $115,847


Assuming the Company's acquisitions had been completed on March 1, 1994, the beginning of fiscal 1995, pro forma net sales for the nine months ended November 30, 1995 and 1994 would have been $1.91 billion and $1.93 billion, respectively. The pro forma effect on net earnings and net earnings per share is not significant. The pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisitions been completed as of the beginning of fiscal 1995.


(4) Unusual items - During the quarter ended August 31, 1995, the Company recognized unusual items that resulted in a net pre-tax loss of $5.7 million. As a result of a favorable tax settlement, a net after-tax benefit of $0.5 million was recognized. Unusual items included a $9.9 million pre-tax gain from the divestiture of the Company's surimi seafood business, a $9.4 million pre-tax charge related to the vending distribution business and a $6.2 million pre-tax charge for a corporate restructuring plan.
  The $9.4 million charge consisted of $8.9 million for the write-down of certain computer software costs and $0.5 million for exiting a lease commitment. The Company decided in the second quarter to limit the scope of applications being implemented in its vending business information system. Accordingly, the Company determined that certain software applications would not be used. The Company expects these actions to result in an annualized reduction in operating expenses of approximately $1.5 million, principally from lower amortization of software costs.
  During the quarter ended August 31, 1995, management approved and committed the Company to a plan of reducing the cost of corporate administrative operations (the Plan). The Plan has resulted in approximately 30 involuntary terminations to corporate administrative employees. The Company also entered into a sublease agreement for certain corporate office space at rental rates that are lower than the rates in the Company's lease agreement. In addition, as a result of the employee terminations and sublease agreement, certain leasehold improvements and office equipment were written-down. Of the total pre-tax charge of $6.2 million, $4.2 million represents anticipated future cash outflows. All significant actions of the Plan are expected to be completed by the first half of fiscal year 1997. The Plan is expected to result in an annualized reduction in operating expenses of approximately $1.5 million.
  During the quarter ended August 31, 1995, the IRS closed examinations of the Company's tax returns for fiscal years 1992 and 1993. The Company also received a stipulated agreement from the United States Tax Court regarding proposed disallowances of certain deductions taken during fiscal years 1985 through 1991. As a result, the Company recognized a $5.0 million tax benefit.

  The following table summarizes the change in the Company's reorganization and integration reserves for the nine months ended November 30, 1995 (in thousands):



                           Foodservice Distribution          Bakery           Corporate
                           ------------------------    --------------------   ----------
                                                                  Consoli-
                            Organiza-                 Organiza-   dation/     Orgainiza-
                             tional     Business       tional     Closing      tional      Total
                             Changes   Integration     Changes    Facilities   Changes    Company
                            --------   -----------    --------    ----------  ----------  -------
Reorganization and
  integration reserves
  at Feb. 28, 1995          $   792      $ 4,406       $ 4,310    $ 2,997      $     -   $ 12,505
Reserve additions               500            -             -          -        4,200      4,700
Reserves utilized            (1,292)      (2,054)       (2,690)    (1,843)        (905)    (8,784)
Exchange rate effect              -            -           101         85            -        186
Reorganization and
  integration reserves
  at November 30, 1995      $     -      $ 2,352       $ 1,721    $ 1,239      $ 3,295   $  8,607


(5) Interest, net consisted of the following (in thousands):

                                 Three Months Ended       Nine Months Ended
                                  Nov. 30,  Nov. 30,      Nov. 30,  Nov. 30,
                                     1995      1994          1995      1994
                                  -------   -------       -------   -------
Interest expense                   $4,384    $4,293       $15,281   $10,937
Capitalized interest                  (26)      (87)         (121)     (256)
Non-operating interest income        (356)   (1,161)       (1,353)   (2,568)
  Interest, net                    $4,002    $3,045       $13,807   $ 8,113

Cash payments for interest, net of amounts capitalized, for the nine months ended November 30, 1995 and 1994 were approximately $15.6 million and $10.5 million, respectively.


(6) Income taxes - Cash payments for income taxes for the nine months ended November 30, 1995 and 1994 were $3.6 million and $3.9 million, respectively.


(7) Supplemental balance sheet information (in thousands)

                                                 Nov. 30,      Feb. 28,
                                                    1995          1995
                                                 -------       -------
Trade accounts receivable, net:
  Trade                                         $139,425      $149,132
  Allowance for doubtful accounts                 (6,949)       (6,658)
   Total trade accounts receivable, net         $132,476      $142,474
Inventories:
  Raw materials, excluding grain                $ 19,825      $ 25,683
  Grain                                           49,199        65,402
  Finished and in-process goods                  176,916       158,497
  Packages and supplies                            7,697         7,296
   Total inventories                            $253,637      $256,878
Property, plant and equipment, net:
  Land                                          $ 11,514      $ 11,635
  Buildings and improvements                      85,525        87,739
  Machinery and equipment                        211,641       212,262
  Transportation equipment                         9,370         9,042
  Improvements in progress                        18,530        13,381
  Accumulated depreciation                      (110,934)     (106,034)
   Total property, plant and equipment, net     $225,646      $228,025


(8) Financial instruments

Concentrations of credit risk - The Company's food exporting business sells food products in the former Soviet Union. Although the Company has not experienced any losses associated with these sales, continued payment for such sales may be affected by political events or the economic stability of that region.

Other financial instruments - In Canada, the Company minimizes the risk associated with wheat market price fluctuations by hedging its wheat and flour inventories, open wheat purchase contracts, and open flour sales contracts with wheat futures contracts (Futures). In the United States and Canada, the Company has entered into Futures in order to reduce the risk of raw material price increases with respect to anticipated flour purchases. Gains and losses on Futures are deferred and recognized in cost of sales as part of the product cost. The open Futures mature in the period December 1995 through July 1996 and substantially coincide with the maturities of the open wheat purchase contracts, open flour sales contracts and the anticipated timing of flour purchases. The amount of gains deferred as of November 30, 1995 was insignificant. Management believes the credit risk of these Futures due to nonperformance of the counterparties is insignificant.


(9) Segment information - The Company's business segments are as follows:
Foodservice Distribution consists of U.S. vending distribution and limited-menu foodservice distribution and food exporting business; Bakery consists of U.S. and Canadian bakery products and consumer products in Canada, which includes primarily home baking products and condiments; Venezuela Foods consists of bakery products, consumer products for home baking and agricultural products; Divested Businesses consists principally of the frozen specialty foods and meats businesses which were divested in fiscal 1995 and the surimi seafood business which was divested in fiscal 1996.

                                    Net     Operating   Unusual
(in millions)                      Sales      Costs      Items     Total
                                --------   ----------   -------   ------
Three Months Ended Nov. 30, 1995
  Foodservice Distribution      $  440.8   $  (432.9)     $   -    $ 7.9
  Bakery                           126.1      (117.9)         -      8.2
  Venezuela Foods                   65.2       (64.8)         -       .4
  Corporate Expenses                   -        (1.5)         -     (1.5)
    Total                       $  632.1   $  (617.1)     $   -    $15.0

Three Months Ended Nov. 30, 1994
  Foodservice Distribution      $  423.3   $  (417.3)     $   -    $ 6.0
  Bakery                           132.7      (122.6)         -     10.1
  Venezuela Foods                   81.0       (74.8)         -      6.2
  Divested Businesses               16.4       (14.2)         -      2.2
  Corporate Expenses                   -        (3.3)         -     (3.3)
    Total                       $  653.4   $  (632.2)     $   -    $21.2

Nine Months Ended Nov. 30, 1995
  Foodservice Distribution      $1,257.5   $(1,240.2)     $(9.4)   $ 7.9
  Bakery                           344.2      (329.7)         -     14.5
  Venezuela Foods                  268.2      (252.8)         -     15.4
  Divested Businesses               18.1       (15.6)       9.9     12.4
  Corporate Expenses                   -        (7.2)      (6.2)   (13.4)
    Total                       $1,888.0   $(1,845.5)     $(5.7)   $36.8

Nine Months Ended Nov. 30, 1994
  Foodservice Distribution      $  991.8   $  (977.9)     $(6.2)   $ 7.7
  Bakery                           350.6      (334.8)         -     15.8
  Venezuela Foods                  227.9      (215.0)         -     12.9
  Divested Businesses              107.3       (97.9)      32.9     42.3
  Corporate Expenses                   -        (8.9)         -     (8.9)
    Total                       $1,677.6   $(1,634.5)     $26.7    $69.8



            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
             Management's Discussion and Analysis of Results of
                   Operations and Financial Condition
                                 (Unaudited)
Results of Operations:

For the third quarter and nine months ended November 30, 1995 compared with the corresponding prior periods

Overview
The consolidated net earnings for the third quarter were $6.8 million, or $.38 per share, compared with net earnings of $10.9 million, or $.61 per share, a year ago. The decline in net earnings was primarily the result of earnings declines in the Venezuela Foods and Bakery segments. Consolidated net sales declined 3% to $632.1 million compared with $653.4 million in the third quarter last year.

The consolidated net earnings for the nine months ended November 30, 1995 were $18.3 million, or $1.01 per share, compared with net earnings of $45.3 million, or $2.51 per share, a year ago. Excluding unusual items, net earnings were $17.8 million, or $.99 per share, compared with $19.4 million, or $1.07 per share, a year ago. Unusual items in fiscal 1996 included a $9.9 million pre-tax gain from the June 1995 divestiture of the Company's surimi seafood business, a pre-tax charge of $9.4 million related to the Company's vending distribution business and a pre-tax charge of $6.2 million for a corporate restructuring plan. The Company also recognized a $5 million benefit with respect to a tax settlement. Unusual items in fiscal 1995 included a $32.9 million pre-tax gain from the divestiture of the Company's Frozen Specialty Foods business, partially offset by $6.2 million of costs associated with the integration of the Company's limited-menu foodservice distribution businesses. See Note 4 to the consolidated condensed financial statements for additional information on unusual items. Consolidated net sales for the nine months ended November 30, 1995 increased 13% to $1.89 billion compared with $1.68 billion in the same period last year. Net sales benefited from sales of the limited-menu distribution business of Leprino Foods Company which was acquired in August 1994.

Segment Results
Foodservice Distribution third quarter net sales increased 4% to $440.8 million compared with $423.3 million a year ago. The increase was from higher volumes in the Company's limited-menu foodservice distribution business, including the addition of sales from the July 1995 acquisition of Alum Rock Foodservice. The increase in sales was partially offset by a 4% decline in net sales of the Company's vending distribution business as a result of lower volumes as compared to the same period last year. The lower volumes were the result of service-related difficulties, which the Company is addressing. Foodservice Distribution's third quarter operating earnings increased 32% to $7.9 million compared with $6 million last year. The increase was the result of lower operating costs in the vending distribution business along with higher earnings in the Company's food exporting business. The earnings improvement was partially offset by an earnings decline in the limited-menu foodservice distribution business, which is experiencing temporarily higher operating costs associated with the integration of the recently acquired
Alum Rock Foodservice business.

Foodservice Distribution net sales for the nine-month period increased 27% to $1.26 billion compared with $991.8 million in the same period last year. The increase was primarily from sales of the limited-menu distribution business of Leprino Foods Company acquired in August 1994. Operating earnings before unusual items increased 24% to $17.3 million compared with $13.9 million a year ago. In addition to the factors noted above for the third quarter, operating earnings benefited from the earnings of the limited-menu distribution business acquired from Leprino Foods Company and were negatively impacted by added costs in the vending distribution business associated with the implementation of the business information system. After reflecting unusual items, fiscal 1996 operating earnings were $7.9 million compared with $7.7 million last year. Fiscal 1996 unusual items of $9.4 million consisted of $8.9 million for the write-down of certain software costs of the vending distribution business information system and a $0.5 million charge for exiting a lease commitment. Unusual items of $6.2 million in fiscal 1995 were for costs associated with the integration of the limited-menu distribution businesses.

The Company previously disclosed that the integration of its limited-menu foodservice distribution businesses was expected to provide pre-tax benefits of up to $3 million in fiscal 1996. However, the benefits are occurring more slowly than originally anticipated and will approximate $1 million in fiscal 1996.

Bakery third quarter net sales declined 5% to $126.1 million compared with $132.7 million a year ago. Third quarter operating earnings declined 19% to $8.2 million compared with $10.1 million last year. The sales and earnings declines were primarily the result of lower volumes in North American frozen products and U.S. bakery mix products. The Company expects that competitive factors will unfavorably impact Bakery operating earnings in the fourth quarter of fiscal 1996.

Bakery net sales for the nine-month period declined 2% to $344.2 million compared with $350.6 million a year ago. Operating earnings declined 8% to $14.5 million compared with $15.8 million a year ago. In addition to the factors noted above for the third quarter, earnings benefited from improved margins and higher volumes in commercial bakery products in Canada.

Venezuela Foods third quarter net sales declined 20% to $65.2 million compared with $81 million a year ago. The decline in sales was the result of a significant devaluation in the free-market exchange rate during the third quarter, as described below. Sales benefited from increased volumes in consumer and agricultural products. Increased volumes in consumer products were principally from increased demand for grain-based products along with the impact of a corn flour business acquisition. Higher volumes in agricultural products were attributable to an increase in animal feeds market share. Third quarter operating earnings declined to $0.4 million compared with $6.2 million last year. The substantial decline in operating earnings was a result of a $3.9 million charge associated with the Venezuelan government's decision in December 1995 to change the official exchange rate from 170 to 290 Venezuelan bolivars per U.S. dollar and the significant devaluation in the free-market exchange rate during the third quarter. The $3.9 million charge resulted from the Company having to settle certain U.S. dollar obligations, principally from raw material imports, at the new official exchange rate.

Venezuela Foods net sales for the nine-month period increased 18% to $268.2 million compared with $227.9 million a year ago. Operating earnings increased 19% to $15.4 million compared with $12.9 million last year. In addition to the factors noted above for the third quarter, net sales and operating earnings improved due to a stable exchange rate which existed as a result of government imposed foreign exchange controls during the first half of the fiscal year.

Effective August 31, 1995, the Company began translating certain bolivar-denominated balances into U.S. dollars using a free-market exchange rate. The Company believes that certain of its bolivar-denominated transactions and net monetary balances will be settled in U.S. dollars at the free-market exchange rate, rather than the official exchange rate, because of continued high inflation and limits on the government's ability to provide for all U.S. dollar needs at the official rate. The Company also believes that for certain transactions, such as payments for raw material imports, the Venezuelan government will continue to provide for the exchange of bolivars to U.S. dollars at the official exchange rate of 290 bolivars per U.S. dollar. On November 30, 1995 the free-market exchange rate, as determined by the trading of certain dollar-denominated bonds, was 358 bolivars per U.S. dollar as compared to an August 31, 1995 rate of 228.5 bolivars per U.S. dollar. The Company expects that the currency devaluation will continue to have a significant adverse effect on its Venezuela Foods operating results in the fourth quarter. The Company, however, was able to obtain government-approved price increases effective January 1996 for most of its products, which should partially offset the adverse effect of the third quarter devaluation of the bolivar.

While it has been reported that the Venezuelan government is negotiating with the International Monetary Fund to obtain U.S. dollar loans, the outcome of such negotiations remains uncertain. In addition, the Company is unable to determine the extent or timing of future devaluations or recoveries of the bolivar in the free market as well as any changes that the Venezuelan government may make to the official exchange rate.

As of November 30, 1995, net monetary liabilities of the Company's Venezuelan operations totaled the U.S.-dollar equivalent of $9 million.

Divested Businesses net sales for the nine-month period were $18.1 million compared with $107.3 million a year ago. Operating earnings before unusual items declined to $2.5 million compared with $9.4 million in the same period last year. Fiscal 1996 results consisted of the Company's surimi seafood business which was divested in June 1995. In addition to the surimi seafood business, fiscal 1995 results included the Frozen Specialty Foods and Meats businesses which were divested in June and May 1994, respectively. The unusual item of $9.9 million in fiscal 1996 was from the gain on the divestiture of the surimi seafood business. The unusual item of $32.9 million in fiscal 1995 was from the gain on the divestiture of the Frozen Specialty Foods business.

Non-operating Expense and Income
Third quarter net interest expense increased to $4 million from $3 million a year ago. The increase was primarily the result of higher overall interest rates and lower interest income in Venezuela. The Company also recognized foreign exchange losses of $2 million from Venezuelan local currency cash and equivalents. For the nine-month period, net interest expense increased to $13.8 million from $8.1 million a year ago. In addition to the factors noted above for the third quarter, the Company's interest expense had temporarily declined in fiscal 1995 because proceeds from the June 1994 divestiture of the Frozen Specialty Foods business were used to reduce debt. Debt levels subsequently increased with the August 1994 acquisition of the limited-menu distribution business of Leprino Foods Company.

Income Taxes
The Company's effective tax rate was 25% in the third quarter of fiscal 1996 compared with 40% last year. The decline was the result of a lower effective tax rate in Venezuela. For the nine-month periods, the effective tax rate was 8.3% in fiscal 1996 and 23.2% in fiscal 1995. The low tax rate in fiscal 1996 resulted from a $5 million benefit from a tax settlement. The fiscal 1995 effective tax rate was impacted by the low tax rate on the Frozen Specialty Foods divestiture. Exclusive of unusual items, the effective tax rates for the nine-month periods were 30.4% in fiscal 1996 and 40% in fiscal 1995.

Financial Condition:

The Company's balance sheet at November 30, 1995 reflected the impact of working capital changes, business acquisitions and the divestiture of the surimi seafood business. The debt-to-total capitalization ratio was 46% at November 30, 1995 as compared to 45% at February 28, 1995.

The decline in other current liabilities was primarily the result of payments associated with the Company's integration of businesses and reorganization of operations, as well as the impact of the business divestiture. Accounts receivable and accounts payable declined due to the timing of cash receipts and payments, respectively. In addition, certain Venezuelan assets and liabilities declined from the impact of the significant devaluation of the free-market exchange rate, as described above.

Fiscal 1996 business acquisitions, which included a corn flour business and two wheat flour mills in Venezuela and a limited-menu foodservice distribution business in the United States, totaled $29.9 million. The balance sheet impact from acquisitions is summarized in Note 3 to the consolidated condensed financial statements. In June 1995, the Company divested its surimi seafood business for $48 million in cash. The net proceeds from the disposition were used to reduce debt obligations.

In the first nine months of fiscal 1996 the Company replaced variable rate debt in the United States with $59 million of notes under its medium-term note program. The notes mature in fiscal years 1999 to 2006 and have interest rates ranging from 6.39% to 7%. As of November 30, 1995, $11 million remained available under the medium-term note program. In December 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to $150 million in debt securities.

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


Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11.  Computation of Earnings Per Share.

               12.  Computation of Ratio of Earnings to Fixed
                    Charges.

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended November 30, 1995.


                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTERNATIONAL MULTIFOODS CORPORATION




Date:  January 11, 1996        By /s/ Duncan H. Cocroft
                                  Duncan H. Cocroft
                                  Vice President - Finance,
                                  Chief Financial Officer
                                  and Treasurer
                                 (Principal Financial Officer and
                                  Duly Authorized Officer)



                            EXHIBIT INDEX



11.   Computation of Earnings Per Share.

12.   Computation of Ratio of Earnings to Fixed Charges.

27.   Financial Data Schedule.