Form 10-K
period 1996-02-29
INTERNATIONAL MULTIFOODS CORP
filed 1996-05-15
CIK 51410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(Mark One)


[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                 For the fiscal year ended February 29, 1996

                                     OR

[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to ________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
              Title of each class                   on which registered
              -------------------                   ---------------------
Common Stock (par value $.10 per share)             New York Stock Exchange

Preferred Stock Purchase Rights                     New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
`       Yes  [X]      No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [    ]

     The aggregate market value of Common Stock, par value $.10 per share, held by non-affiliates of the registrant (see Item 12 hereof) as of May 1, 1996 (based on the closing sale price of $18.75 per share as reported in the consolidated transaction reporting system on such date) was $332,711,925.

     The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of May 1, 1996 was 17,994,868.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended February 29, 1996 are incorporated by reference into Parts I and II.

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 1996 are incorporated by reference into Part III.


                                   PART I
Item 1.          Business.

General

     International Multifoods Corporation, incorporated in Delaware in 1969 as the successor to a business founded in 1892, operates in three businesses: foodservice distribution in the United States, bakery products in the United States and Canada, and bakery, consumer and agricultural products in Venezuela. Unless indicated otherwise or the context suggests otherwise, the term "Company," as used in this Report, means International Multifoods Corporation and its consolidated subsidiaries.

     In fiscal year 1996, the Company divested its surimi seafood business.

     The Company's business segments are Foodservice Distribution, Bakery, Venezuela Foods, and Divested Businesses. Financial information for the last three fiscal years for each of the Company's business segments, which is included in Note 19 to the Company's Consolidated Financial Statements on page 37 of the Company's Annual Report to Stockholders for the fiscal year ended February 29, 1996 ("1996 Annual Report to Stockholders"), is incorporated herein by reference.

Foodservice Distribution

     The Company's Foodservice Distribution segment includes the Company's vending distribution business, the limited-menu distribution business, and the food exporting business. No single customer accounts for a significant portion of the segment's sales.

     Vending Distribution. The Company is the largest U.S. vending distributor, serving approximately 14,000 vending and office coffee service operators and other concessionaires. The Company distributes and sells more than 8,000 food products consisting primarily of candy, snacks, frozen and refrigerated products, pastries, hot beverages and juices. Most of the products are nationally advertised brand products. The Company also sells certain products, such as premium ground and whole-bean coffee, hot cocoa, creamer and sugar, under its own private labels, VENDOR'S SELECT and GRINDSTONE CAFE. Deliveries are made directly to vending and office coffee service operators from 20 distribution centers located nationwide. The frequency of deliveries varies, depending upon customer needs, but generally deliveries are made once a week. The Company leases a fleet of approximately 175 tractor-trailers, most of which are equipped with an on-board computer system from which drivers obtain delivery performance and route information. The Company also operates 18 cash-and-carry locations from which customers can make purchases.

     The vending distribution business is highly competitive. While the Company is the only nationwide vending distributor, it encounters significant competition from regional and local distributors as well as warehouse clubs. Price is a significant competitive element in the vending distribution business, however other important competitive factors are prompt and accurate delivery of orders, availability of a wide variety of products and customer service.

     Limited-Menu Distribution. The Company is a leading specialty distributor in the United States to independent pizza restaurants and other select limited-menu operators, including sandwich shops, Mexican restaurants, bakery shops and movie theaters. The Company distributes a broad selection of cheeses, meats, snacks, paper goods and other products, including pizza ingredients sold under the Company's ULTIMO brand as well as major national brands. Deliveries are made directly to customers, generally once a week, from 14 distribution centers located strategically around the country to provide efficient and timely delivery to customers. The distribution centers are linked by computer network to the distribution business' headquarters.
The Company maintains a fleet of more than 250 tractors and 300 trailers, approximately half of which are owned and half of which are leased by the Company.

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

     Food Exporting. The Company's food exporting business markets and exports a variety of goods, primarily branded and commodity food products. Export sales are made to customers in diverse geographic areas, including Eastern Europe, Asia, the Middle East and the Caribbean region. The Company markets its food products under the MULTIFOODS, PRIMA, GOLDEN TEMPLE and ROBIN HOOD brands.

     The food exporting business sells food products to Russia. The Company's continued ability to do business in this region may be affected by political events or the economic stability of that region.

Bakery

     The Company's Bakery segment processes and markets bakery products for retail, in-store and wholesale bakeries and foodservice customers in North America and consumer products in Canada, which include primarily home baking products and condiments. No single customer accounts for a significant portion of the segment's sales.

     North America Bakery. The Company's North America Bakery division produces approximately 3,000 products for retail, in-store and wholesale bakeries and foodservice customers in the United States and Canada. The Company produces bakery mix products, including mixes for breads, rolls, bagels, donuts, muffins, danish, cakes, cookies, brownies, bars and pizza crusts, as well as fillings and icings. Bakery mix products are marketed under its MULTIFOODS and JAMCO brands in the United States and under its ROBIN HOOD brand in Canada. In addition, the Company manufactures and markets frozen desserts under its MULTIFOODS, GOURMET BAKER and FANTASIA brands. In Canada, the Company also produces wheat flour and durum and oat products. Bakery products are marketed through the Company's own sales organization and independent distributors and brokers.

     The Company encounters significant competition in the bakery products market. The Company is the leading supplier of bakery mixes to retail and in-store bakeries in North America and it competes with several large corporations and regional producers of bakery mixes. With respect to frozen bakery products, the Company competes primarily in the foodservice and in-store bakery markets with several large corporations and numerous regional suppliers that have select product offerings. The Company competes primarily in Canada with respect to its commercial flour products and its competitors include both large corporations and regional producers. The Company competes on the basis of product quality and uniqueness, product convenience, brand loyalty, timely delivery and customer service as well as price.

     Consumer Products. The Company's consumer products division is the leading marketer in Canada of flour and specialty baking mixes sold to consumers. More than 40 consumer baking mixes are sold under the Company's ROBIN HOOD brand, while consumer flour is sold under the Company's ROBIN HOOD, BRODIE, CREAM OF THE WEST and MONARCH brands. The Company also sells hot cereals under its ROBIN HOOD, OLD MILL, RED RIVER and PURITY brands. The Company also manufactures and markets pickles, relishes and other condiments to consumers in Canada, where its BICK'S brand is the leading brand. The Company also sells condiments under its HABITANT, GATTUSO, WOODMAN'S, ROSE and MCLARENS labels. Consumer products are marketed primarily through the Company's own sales organization, supported by advertising and other promotional activities. The Company competes on the basis of product quality, product convenience, the ability to identify and satisfy emerging consumer preferences, brand loyalty, timely delivery and customer service as well as price.

Venezuela Foods

     The Company's Venezuela Foods segment includes consumer products for home baking, bakery products for food processors and commercial and retail bakeries, and products for the agricultural sector. The Company's consumer products include wheat flour, corn flour, whole grain rice, rice flour, corn cooking oil, oat cereals and spices, which are sold to grocery stores principally under the Company's ROBIN HOOD, JUANA, MONICA, PAYARA, GOLD BELL, LASSIE and LA COMADRE brands. The Company's bakery products include wheat flour, which is sold under the Company's POLAR, GRAN AGUANTE, GOLDRIM and ELEFANTE brands, and prepared bakery mixes, which are sold under the ROBIN HOOD brand. The Company's animal feeds are sold principally under the Company's SUPER-S brand to animal producers and farm distributors. The Venezuela Foods segment's products are marketed through the Company's own sales organization and independent distributors and brokers.

     The Company's Venezuelan subsidiary is one of the largest food companies in Venezuela and the second-largest producer of animal feeds for the agricultural sector. The Company is the leading producer of consumer wheat flour, flour for commercial food processors and retail bakeries, and commercial bakery mixes. No single customer accounts for a significant portion of the Venezuela Foods segment's sales. The Company competes on the basis of quality, price, uniqueness, timely delivery and customer service.

     The Company's operations in Venezuela are subject to risks inherent in operating under a different legal and political system along with a difficult economic environment. Among these risks are inflation, currency volatility, government price and foreign exchange controls, restrictions on the exchangeability of currency, possible limitations on foreign investment and dividend repatriation, and changes in existing tax laws. Certain of these risks are currently affecting results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is included on pages 16 through 21 of the 1996 Annual Report to Stockholders and is incorporated by reference in Part II, Item 7, hereof, and Note 18 to the Company's Consolidated Financial Statements which are incorporated by reference in Part II, Item 8, hereof.



Divested Businesses

     The Company's Divested Businesses segment consists principally of the Company's Frozen Specialty Foods and Meats businesses which were divested in fiscal year 1995 and the surimi seafood business which was divested in fiscal year 1996.

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

     With respect to the Company's Bakery and Venezuela Foods segments, raw materials generally are available from numerous sources and the Company believes that it will continue to be able to obtain adequate supplies. In Canada, the Company minimizes risks associated with wheat market price fluctuations by hedging its wheat and flour inventories, open wheat purchase contracts and open flour sales contracts with wheat futures contracts. In the United States, the Company also enters into futures contracts to reduce the risk of price increases on certain anticipated raw material purchases. See
Note 7 to the Company's Consolidated Financial Statements which are incorporated by reference in Part II, Item 8, hereof.

     Wheat, oats and soybeans are not grown in Venezuela and adequate quantities of sorghum and yellow corn are not grown in Venezuela. However, adequate wheat, oats, soybean, sorghum and yellow corn requirements generally are available and procured from sources primarily in the United States and Canada. Exchange controls did not have a material impact on the Company's ability to obtain raw materials from sources outside of Venezuela in fiscal year 1996. Generally, adequate quantities of corn (other than yellow corn) and rice, which are grown in Venezuela, are available locally. In the event of a local shortage of corn or rice, the Company has, from time to time, purchased corn and rice from the world market.

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

     Employees. As of February 29, 1996, the Company and its subsidiaries had 7,115 employees.


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

     The Company owns nine and leases six distribution centers aggregating approximately 1.0 million square feet for its limited-menu distribution business. These distribution centers are located in Tempe, Arizona; Anaheim and Livermore (2), California; Denver, Colorado; Kissimmee, Florida; Atlanta, Georgia; Boise, Idaho; Indianapolis, Indiana; Rice, Minnesota; Springfield, Missouri; Portland, Oregon; Middletown, Pennsylvania; and Dallas and Grand Prairie, Texas.

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

Venezuela Foods

     The Company owns 18 processing facilities and leases one processing facility. These processing facilities are located in Barcelona, Anzoategui; Ciudad Bolivar, Bolivar; Puerto Cabello (5) and Valencia, Carabobo; Calabozo, Guarico (3); Acarigua (3) and Araure, Portuguesa; Cumana, Sucre; and Maracaibo, Zulia (3).

     The Company owns three and leases 14 warehouse facilities. In addition, the Company owns two and leases 14 agricultural distribution centers.

     The Company also operates two Company-owned hatcheries and one leased hatchery and operates four Company-owned and seven leased poultry farms.


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


Item 4.          Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended February 29, 1996.


EXECUTIVE OFFICERS OF THE COMPANY.

     The information contained in Item 10 in Part III hereof under the heading "Executive Officers of the Company" is incorporated by reference in Part I of this Report.


                                  PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder
Matters.

     The Company's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Company's Common Stock as reported in the consolidated transaction reporting system and the amount of the cash dividends paid on the Company's Common Stock for each quarterly period within the two most recent fiscal years, shown in Note 20 to the Company's Consolidated Financial Statements on page 38 of the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference.

     As of May 1, 1996, there were 4,830 holders of record of the Common Stock of the Company.

Item 6.          Selected Financial Data.

     The information for fiscal years 1992 through 1996 in the "Six-Year Comparative Summary" on page 39 of the Company's 1996 Annual Report to Stockholders under the headings "Consolidated Summary of Operations," "Year-End Financial Position" and "Dividends Paid" is incorporated herein by reference. The information contained in Note 2 ("Businesses Acquired") and
Note 4 ("Unusual Items") to the Company's Consolidated Financial Statements on pages 27 and 28, respectively, of the Company's 1996 Annual Report to Stockholders is also incorporated herein by reference.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 16 through 21 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.


Item 8.          Financial Statements and Supplementary Data.

     The Independent Auditors' Report, the Company's Consolidated Financial Statements as of February 29, 1996 and February 28, 1995, and for each of the fiscal years in the three-year period ended February 29, 1996, and the Notes to the Company's Consolidated Financial Statements on pages 22 through 38 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                   PART III

Item 10.     Directors and Executive Officers of the Registrant.

     The section under the heading "Election of Directors" on pages 3 through 5 and the section entitled "Compliance with Section 16(a) of the Exchange Act" on page 19 of the Company's Proxy Statement dated May 15, 1996 ("1996 Proxy Statement") are incorporated herein by reference.

Executive Officers of the Company

     The following sets forth the name, age and business experience for at least the past five years of each of the executive officers of the Company as of May 1, 1996. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.


Name               Age   Positions Held                     Period

Anthony Luiso      52    Chairman of the Board, President   1989 to present
                         and Chief Executive Officer

Frank W. Bonvino   54    Vice President, General Counsel    1992 to present
                            and Secretary
                         Vice President and Associate       1991 to 1992
                            General Counsel
                         Associate General Counsel          1986 to 1991

Duncan H. Cocroft  52    Vice President - Finance, Chief    1995 to present
                            Financial Officer and Treasurer
                         Vice President - Finance and       1990 to 1995
                            Chief Financial Officer

D. Bruce Kean      56    President - Multifoods             1994 to present
                            Specialty Distribution, Inc.
                         Senior Vice President -            1989 to 1994
                         Leprino Foodservice Distribution
                         Division of Leprino Foods Company

Robert F. Maddocks 65    Vice President - Human Resources   1990 to present

Devendra Mishra    51    President - VSA, Inc.              1994 to present
                         President - New Ventures of        1992 to 1994
                          Technicolor, Inc.
                         President and Chief Operating      1989 to 1992
                          Officer of Live Entertainment, Inc.

Fidias Robuste     58    President and Managing Director -  1993 to present
                          Molinos Nacionales, C.A. (MONACA)
                         Vice President - Operations        1989 to 1993
                          of Molinos Nacionales, C.A. (MONACA)

John E. Sampson    55    Vice President - Corporate        1992 to present
                            Planning and Development
                         Vice President - Corporate        1990 to 1992
                            Planning and Development
                            and Treasurer

Robert S. Wright   49    President, Bakery Segment         1995 to present
                         President, Specialty Brands       1994 to 1995
                           Division of Foodbrands America, Inc.
                         President, Prepared Foods         1992 to 1994
                           Division of International
                           Multifoods Corporation
                         Vice President, Marketing         1991 to 1992
                           of MasterLock Co.
                         Group Vice President of           1989 to 1991
                           Universal Foods Corporation

     The executive officers of the Company are elected annually by the Board of Directors with the exception of the Presidents of the Company's business units, who hold appointed offices.


Item 11.     Executive Compensation.

     The section under the heading "Election of Directors" entitled "Compensation of Directors" on page 6 and the section entitled "Executive Compensation" on pages 11 through 18 of the Company's 1996 Proxy Statement are incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management.

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Company's 1996 Proxy Statement is incorporated herein by reference.

     For purposes of computing the market value of the Company's Common Stock held by non-affiliates of the Company on the cover page of this Report, all executive officers and directors of the Company are considered to be affiliates of the Company. This does not represent an admission by the Company or any such person as to the affiliate status of such person.


Item 13.     Certain Relationships and Related Transactions.

     Not applicable.

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)    Documents Filed as a Part of this Report

1.   Financial Statements

     The following consolidated financial statements of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon, included in the Company's 1996 Annual Report to Stockholders, are incorporated by reference in Part II, Item 8, hereof:

          Independent Auditors' Report
          Consolidated Statements of Operations - Years ended
              February 29, 1996, February 28, 1995 and February 28,
              1994
          Consolidated Balance Sheets - February 29, 1996 and
              February 28, 1995
          Consolidated Statements of Cash Flows - Years ended
              February 29, 1996, February 28, 1995 and
              February 28, 1994
          Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

     The consolidated financial statement schedule of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon required to be filed as part of this Report are listed below and are included at the end of this Report.

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

4.3 Officers' Certificate, with exhibits thereto, relating to the Company's Medium-Term Notes, Series A, issued under the Indenture, dated as of January 1, 1990, as supplemented by the First Supplemental Indenture, dated as of May 29, 1992, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.4          Officers' Certificate and Authentication Order dated
February 1, 1996 relating to the Company's Medium-Term Notes, Series B, including the forms of Notes, issuable under the Indenture, dated as of January 1, 1990, as supplemented by the First Supplemental Indenture, dated as of May 29, 1992, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 1, 1996).

4.5 Credit Agreement dated as of March 22, 1996 among International Multifoods Corporation, various financial institutions, Bankers Trust Company, as Syndication Agent, The First National Bank of Chicago, as Documentation Agent, and Bank of America National Trust and Savings Association, as Administrative Agent.

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

10.6 Irrevocable Waiver Agreement, dated as of August 17, 1989, as amended as of November 16, 1990, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 and Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.7 Non-Qualified Stock Option Agreement, dated as of March 31, 1994, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).*

10.8 Stock Option Award Agreements, dated as of November 16, 1990, between International Multifoods Corporation and each of Duncan H. Cocroft and Jay I. Johnson (incorporated herein by reference to Exhibits 10(d) and 10(e), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.9 Restricted Stock Award Agreement, dated as of December 11, 1992, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.10 Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).*

10.11     Multifoods Division Long-Term Incentive Program.*

10.12 Management Benefit Plan of International Multifoods Corporation, Restated Effective September 17, 1993 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.13 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.14 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.15 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.16 Revised and Restated Employment Agreement, dated as of September 17, 1993, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.17 Trust Agreement, dated February 25, 1991, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Supplemental Retirement Benefit for Anthony Luiso (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.18 Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of the Company's executive officers, other than Anthony Luiso (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.19 Letter Agreement, dated July 10, 1995, between International Multifoods Corporation and Robert S. Wright regarding benefits and severance arrangements.*

10.20 Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits.*

10.21 Letter Agreement, dated July 29, 1994, between International Multifoods Corporation and Devendra Mishra regarding compensation and severance arrangements.*

10.22 Letter Agreement, dated August 31, 1994, between International Multifoods Corporation and John E. Sampson regarding severance arrangement (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended
February 28, 1995).*

10.23 Memorandum of understanding, dated July 24, 1995, between International Multifoods Corporation and Jay I. Johnson regarding severance and retirement arrangements (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995).*

10.24 Form of Indemnity Agreement between International Multifoods Corporation and each of the Company's executive officers (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.25 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30,
1993).*

10.26 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.27 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.28 Asset Purchase Agreement dated November 15, 1991 between AGP, L.P. (as the purchaser) and International Multifoods Corporation, Multifoods Transportation, Inc., Lucan Feed Services, Inc. and The Pickaway Grain Company (as the sellers) (incorporated herein by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated December 2,
1991).

10.29 Share Purchase Agreement dated November 15, 1991 between AGP, Inc. (as the purchaser) and Damca International Corporation and Robin Hood Multifoods, Inc. (as the sellers) (incorporated herein by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated December 2, 1991).

10.30 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Doskocil Companies Incorporated (Buyer) dated as of March 17, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 1994).

10.31          Asset Purchase Agreement among Multifoods Distribution, Inc.
(Buyer), International Multifoods Corporation (Buyer's Parent) and Leprino Foods Company (Seller) and James G. Leprino (Seller's Shareholder) dated as of July 29, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 22, 1994).

10.32 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Tyson Foods, Inc. (Buyer) dated as of June 7, 1995 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 26, 1995).

11          Computation of Earnings  (Loss) Per Common Share.

12          Computation of Ratio of Earnings to Fixed Charges.

13          1996 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21          List of significant subsidiaries of the Company.

23          Consent of KPMG Peat Marwick LLP.

27          Financial Data Schedule.

- ---------------------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.


   (b)   Reports on Form 8-K

         During the quarter ended February 29, 1996, the Company filed a report on Form 8-K, dated February 1, 1996, for the purpose of filing additional exhibits to the Company's Registration Statement on Form S-3 (File No. 33-65221) filed by the Company with the Securities and Exchange Commission relating to the Company's Medium-Term Notes, Series B.

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

                                    INTERNATIONAL MULTIFOODS CORPORATION



Dated:   May 10, 1996               By /s/ Anthony Luiso
                                           Anthony Luiso
                                           Chairman of the Board, President
                                           and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






/s/ Anthony Luiso        Chairman of the Board, President     May 10, 1996
Anthony Luiso             and Chief Executive Officer
                          (Principal Executive Officer)
                          and Director


/s/ Duncan H . Cocroft   Vice President - Finance,            May 10, 1996
Duncan H. Cocroft         Chief Financial Officer and
                          Treasurer
                          (Principal Financial Officer)


/s/ Dennis R. Johnson    Vice President and                   May 10, 1996
Dennis R. Johnson         Controller
                          (Principal Accounting Officer)


/s/ James G. Fifield     Director                             May 10, 1996
James G. Fifield

/s/ Robert M. Price      Director                             May 10, 1996
Robert M. Price


/s/ Nicholas L. Reding   Director                             May 10, 1996
Nicholas L. Reding


/s/ Jack D. Rehm         Director                             May 10, 1996
Jack D. Rehm


/s/ Lois D. Rice         Director                             May 10, 1996
Lois D. Rice


/s/ Peter S. Willmott    Director                             May 10, 1996
Peter S. Willmott






Independent Auditors' Report





The Board of Directors and Shareholders
International Multifoods Corporation:


Under date of April 9, 1996, except as to Note 18, which is as of April 23, 1996, we reported on the consolidated balance sheets of International Multifoods Corporation and subsidiaries as of February 29, 1996 and February 28, 1995 and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended February 29, 1996, as contained in the 1996 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended February 29, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                /s/ KPMG Peat Marwick LLP
                                                KPMG Peat Marwick LLP




Minneapolis, Minnesota
April 9, 1996






                                                                Schedule II


                       INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                                  Valuation and Qualifying Accounts
                                 Three years ended February 29, 1996
                                            (in thousands)






                                                     Additions
                                             ----------------------
                                Balance at   Net charges                           Balance
                                beginning    to costs and                          at end
Description                      of year       expenses     Other     Deductions   of year
- ------------                    ----------   ------------   ------    ----------   ---------
Allowance deducted from assets
  for doubtful receivables:

Year ended February 29, 1996      $6,708       $5,783       $2,877     $1,386(a)   $13,982(b)

Year ended February 28, 1995      $5,219       $4,477       $1,190     $4,178(a)   $ 6,708(b)

Year ended February 28, 1994      $5,611       $3,783       $    -     $4,175(a)   $ 5,219(b)



Notes: (a) Deductions include accounts charged off, net of recoveries, and foreign currency translation adjustments which arise from changes in current rates of exchange.
       (b) Classified in the balance sheets as follows:

                                                        1996    1995     1994

            Trade accounts receivable                $13,977  $6,658   $5,187
            Miscellaneous receivables - current            5      50       32
                                                     $13,982  $6,708   $5,219


                                   INDEX TO EXHIBITS
                          TO ANNUAL REPORT ON FORM 10-K OF
                        INTERNATIONAL MULTIFOODS CORPORATION
                    FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996



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

4.3 Officers' Certificate, with exhibits thereto, relating to the Company's Medium-Term Notes, Series A, issued under the Indenture, dated as of January 1, 1990, as supplemented by the First Supplemental Indenture, dated as of May 29, 1992, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

4.4 Officers' Certificate and Authentication Order dated February 1, 1996 relating to the Company's Medium-Term Notes, Series B, including the forms of Notes, issuable under the Indenture, dated as of January 1, 1990, as supplemented by the First Supplemental Indenture, dated as of May 29, 1992, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 1, 1996).

4.5 Credit Agreement dated as of March 22, 1996 among International Multifoods Corporation, various financial institutions, Bankers Trust Company, as Syndication Agent, The First National Bank of Chicago, as Documentation Agent, and Bank of America National Trust and Savings Association, as Administrative Agent.


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

10.6 Irrevocable Waiver Agreement, dated as of August 17, 1989, as amended as of November 16, 1990, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 and Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.7 Non-Qualified Stock Option Agreement, dated as of March 31, 1994, between International Multifoods Corporation and Anthony Luiso
(incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).*

10.8 Stock Option Award Agreements, dated as of November 16, 1990, between International Multifoods Corporation and each of Duncan H. Cocroft and Jay I. Johnson (incorporated herein by reference to Exhibits 10(d) and 10(e), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).*

10.9 Restricted Stock Award Agreement, dated as of December 11, 1992, between International Multifoods Corporation and Anthony Luiso
(incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.10 Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and
Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).*

10.11   Multifoods Division Long-Term Incentive Program.*

10.12 Management Benefit Plan of International Multifoods Corporation, Restated Effective September 17, 1993 (incorporated herein by reference to
Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.13 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.14 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.15 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30,
1993).*

10.16      Revised and Restated Employment Agreement, dated as of
September 17, 1993, between International Multifoods Corporation and Anthony Luiso (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30,
1993).*

10.17 Trust Agreement, dated February 25, 1991, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Supplemental Retirement Benefit for Anthony Luiso (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.18 Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of the Company's executive officers, other than Anthony Luiso (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.19 Letter Agreement, dated July 10, 1995, between International Multifoods Corporation and Robert S. Wright regarding benefits and severance arrangements.*

10.20 Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits.*

10.21 Letter Agreement, dated July 29, 1994, between International Multifoods Corporation and Devendra Mishra regarding compensation and severance arrangements.*

10.22 Letter Agreement, dated August 31, 1994, between International Multifoods Corporation and John E. Sampson regarding severance arrangement (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).*

10.23 Memorandum of understanding, dated July 24, 1995, between International Multifoods Corporation and Jay I. Johnson regarding severance and retirement arrangements (incorporated herein by reference to Exhibit
10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995).*

10.24 Form of Indemnity Agreement between International Multifoods Corporation and each of the Company's executive officers (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.25 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.26 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30,
1993).*

10.27 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.28 Asset Purchase Agreement dated November 15, 1991 between AGP, L.P. (as the purchaser) and International Multifoods Corporation, Multifoods Transportation, Inc., Lucan Feed Services, Inc. and The Pickaway Grain Company (as the sellers) (incorporated herein by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated December 2, 1991).

10.29 Share Purchase Agreement dated November 15, 1991 between AGP, Inc. (as the purchaser) and Damca International Corporation and Robin Hood Multifoods, Inc. (as the sellers) (incorporated herein by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated December 2,
1991).

10.30 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Doskocil Companies Incorporated (Buyer) dated as of March 17, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 1994).

10.31 Asset Purchase Agreement among Multifoods Distribution, Inc. (Buyer), International Multifoods Corporation (Buyer's Parent) and Leprino Foods Company (Seller) and James G. Leprino (Seller's Shareholder) dated as of July 29, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 22, 1994).

10.32 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Tyson Foods, Inc. (Buyer) dated as of June 7, 1995 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 26, 1995).

11      Computation of Earnings  (Loss) Per Common Share.

12      Computation of Ratio of Earnings to Fixed Charges.

13      1996 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21      List of significant subsidiaries of the Company.

23      Consent of KPMG Peat Marwick LLP.

27      Financial Data Schedule.



*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.