Form 10-Q
period 1996-05-31
INTERNATIONAL MULTIFOODS CORP
filed 1996-07-12
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1996

                                    OR

  [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _________

                           Commission File Number
                                  1-6699

                    INTERNATIONAL MULTIFOODS CORPORATION
           (Exact name of registrant as specified in its charter)

             Delaware                                41-0871880
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)



33 South 6th Street, Minneapolis, Minnesota             55402
   (Address of principal executive offices)           (Zip Code)


                             (612) 340-3300
           (Registrant's telephone number, including area code)


                            (not applicable)
               (Former name, former address and former
               fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  X     No_____

      The number of shares outstanding of the registrant's Common
Stock, par value $.10 per share, as of June 30, 1996 was 17,985,618.


                           PART I. FINANCIAL INFORMATION

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                THREE MONTHS ENDED
                                                May 31,      May 31,
                                                  1996         1995
Net sales                                     $626,073     $634,644
Cost of sales                                 (536,758)    (534,716)
  Gross profit                                  89,315       99,928

Delivery and distribution                      (40,431)     (38,469)
Selling, general and administrative            (42,298)     (49,312)
Unusual items                                   (3,600)           -
    Operating earnings                           2,986       12,147

Interest, net                                   (4,290)      (4,879)
Other income (expense), net                        222         (246)

  Earnings (loss) before income taxes           (1,082)       7,022
Income taxes                                       649       (2,458)

Net earnings (loss)                           $   (433)    $  4,564

Net earnings (loss) per
  share of common stock                       $   (.02)    $    .25

Average shares of common stock outstanding      17,969       17,956

Dividends per share of common stock           $    .20     $    .20


See accompanying notes to consolidated condensed financial statements.



            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                           (in thousands)

                                                              Condensed
                                                            from audited
                                                              financial
                                              (Unaudited)    statements
                                                May 31,        Feb. 29,
                                                  1996           1996
Assets

Current assets:
  Cash and equivalents                          $  9,590        $  7,508
  Trade accounts receivable, net                 156,751         165,527
  Inventories                                    252,275         230,626
  Other current assets                            53,428          55,374
    Total current assets                         472,044         459,035

Property, plant and equipment, net               224,396         226,498
Goodwill, net                                     99,321          99,999
Other assets                                      36,939          36,725
Total assets                                    $832,700        $822,257

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                 $ 56,283        $ 28,541
  Current portion of long-term debt                2,500          11,000
  Accounts payable                               171,078         170,884
  Other current liabilities                       55,476          61,870
    Total current liabilities                    285,337         272,295

Long-term debt                                   203,094         202,937
Employee benefits and other liabilities           48,513          47,462
    Total liabilities                            536,944         522,694

Shareholders' equity:
  Common stock                                     2,184           2,184
  Other shareholders' equity                     293,572         297,379
    Total shareholders' equity                   295,756         299,563

Commitments and contingencies

Total liabilities and
  shareholders' equity                          $832,700        $822,257

See accompanying notes to consolidated condensed financial statements.




           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

             Consolidated Condensed Statements of Cash Flows
                               (unaudited)
                              (in thousands)


                                                      THREE MONTHS ENDED
                                                      May 31,      May 31,
                                                        1996         1995
Cash flows from operations:
  Net earnings (loss)                                $  (433)    $ 4,564
  Adjustments to reconcile net earnings (loss)
    to cash used for operations:
      Depreciation and amortization                    7,476       7,582
      Deferred income tax expense (benefit)             (975)        547
      Provision for losses on receivables                767       2,601
      Provision for unusual charges                    3,600           -
      Changes in operating assets and liabilities,
        net of business acquisitions:
          Accounts receivable                          8,373      14,187
          Inventories                                (21,612)      7,796
          Other current assets                         2,780     (10,818)
          Accounts payable                                37     (25,413)
          Other current liabilities                  (10,097)     (7,559)
      Other, net                                         515         269
               Cash used for operations               (9,569)     (6,244)
Cash flows from investing activities:
  Business acquisition                                     -      (5,275)
  Capital expenditures                                (4,141)     (5,370)
  Proceeds from property disposals                        58         675
               Cash used for investing activities     (4,083)     (9,970)
Cash flows from financing activities:
  Net increase in notes payable                       27,733      12,197
  Net increase (decrease) in long-term debt           (8,500)      5,862
  Dividends paid                                      (3,571)     (3,695)
  Proceeds from issuance of common stock                   -         428
  Purchase of treasury shares                            (16)     (1,118)
  Other, net                                            (102)        (45)
               Cash provided by
                 financing activities                 15,544      13,629
Effect of exchange rate changes on cash
  and equivalents                                        190           7
Net increase (decrease)in cash and equivalents         2,082      (2,578)
Cash and equivalents at beginning of period            7,508      10,792
Cash and equivalents at end of period                $ 9,590     $ 8,214

See accompanying notes to consolidated condensed financial statements.



             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                  (unaudited)

(1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of May 31, 1996 and the results of its operations and cash flows for the three months ended May 31, 1996 and 1995. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 29, 1996. The results of operations for the three months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123, which was adopted by the Company on March 1, 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 allows companies to either continue the current method of accounting for stock-based compensation, or to switch to a fair-value based method. The Company elected to continue using the current accounting method, and therefore will be required to present pro forma disclosures of net income and earnings per share as if the fair-value based method had been applied.

(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the inflation element inherent in interest rates on Venezuelan local currency borrowings and the foreign exchange gains and losses, which occur on such borrowings, as a component of cost of sales. Accordingly, cost of sales was increased by $0.3 million and $1.1 million for the three months ended May 31, 1996 and 1995, respectively.


(3) Unusual items - During the quarter ended May 31, 1996, the Company recognized unusual items that resulted in a pre-tax charge of $3.6 million, $2.2 million after tax ($0.12 per share). The unusual items included $2.2 million for severance and other costs resulting from the resignation of the Company's Chief Executive Officer, Anthony Luiso, and $1.4 million primarily for the cost of business assessment studies.




(4) Interest, net consisted of the following (in thousands):

                                                       Three Months Ended
                                                        May 31,   May 31,
                                                          1996      1995
Interest expense                                        $4,389    $5,301
Capitalized interest                                        (9)      (44)
Non-operating interest income                              (90)     (378)
  Interest, net                                         $4,290    $4,879

Cash payments for interest, net of amounts capitalized, for the three months ended May 31, 1996 and 1995 were approximately $6.7 million and $5.4 million, respectively.


(5) Income taxes - Cash payments for income taxes for the three months ended May 31, 1996 and 1995 were $3.9 million and $1.9 million, respectively.


(6) Supplemental balance sheet information (in thousands)

                                                 May 31,      Feb. 29,
                                                   1996          1996
Trade accounts receivable, net:
  Trade                                        $166,676      $179,504
  Allowance for doubtful accounts                (9,925)      (13,977)
   Total trade accounts receivable, net        $156,751      $165,527
Inventories:
  Raw materials, excluding grain               $ 19,110      $ 17,529
  Grain                                          57,092        46,331
  Finished and in-process goods                 168,044       159,077
  Packages and supplies                           8,029         7,689
   Total inventories                           $252,275      $230,626
Property, plant and equipment, net:
  Land                                         $ 12,048      $ 12,045
  Buildings and improvements                     89,925        90,001
  Machinery and equipment                       221,600       217,567
  Transportation equipment                        8,952         9,188
  Improvements in progress                       10,614        13,157
                                                343,139       341,958
  Accumulated depreciation                     (118,743)     (115,460)
   Total property, plant and equipment, net    $224,396      $226,498




(7) Segment information - The Company's business segments are as follows:
Foodservice Distribution consists of U.S. vending distribution and limited-menu distribution and food exporting business; Bakery consists of U.S. and Canadian bakery products and consumer products in Canada, which includes primarily home baking products and condiments; Venezuela Foods consists of bakery products, consumer products for home baking and agricultural products; Divested Businesses consists of the surimi seafood business which was divested in fiscal 1996.

                                    Net     Operating   Unusual  Operating
(in millions)                      Sales      Costs      Items    Earnings
Three Months Ended May 31, 1996
  Foodservice Distribution        $443.3     $(438.2)     $   -    $ 5.1
  Bakery                           111.6      (109.5)         -      2.1
  Venezuela Foods                   71.2       (69.1)         -      2.1
  Corporate Expenses                   -        (2.7)      (3.6)    (6.3)
    Total                         $626.1     $(619.5)     $(3.6)   $ 3.0

Three Months Ended May 31, 1995
  Foodservice Distribution        $416.4     $(410.8)     $   -    $ 5.6
  Bakery                           108.0      (106.4)         -      1.6
  Venezuela Foods                   96.7       (90.2)         -      6.5
  Divested Businesses               13.5       (11.9)         -      1.6
  Corporate Expenses                   -        (3.2)         -     (3.2)
    Total                         $634.6     $(622.5)     $   -    $12.1


            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
               Management's Discussion and Analysis of Results of
                     Operations and Financial Condition
                                 (Unaudited)

Results of Operations:

For the first quarter ended May 31, 1996 compared with the corresponding prior period

Overview
Consolidated fiscal 1997 first quarter net sales declined 1% to $626.1 million, compared with $634.6 million a year ago. Continuing businesses net sales increased slightly from last year. Fiscal 1996 results included the Company's surimi seafood business, which was divested in June 1995.

The consolidated net loss for the first quarter was $0.4 million, or $.02 per share, compared with net earnings of $4.6 million, or $.25 per share, a year ago. Excluding unusual items, net earnings for the first quarter of fiscal 1997 were $1.8 million, or $.10 per share. During the first quarter the Company recognized an unusual pre-tax charge of $3.6 million, or $.12 per share, which included $2.2 million for severance and other costs resulting from the resignation of the Company's Chief Executive Officer and $1.4 million primarily for the cost of business assessment studies. In addition to unusual charges, the decline in net earnings was primarily the result of significantly lower Venezuela Foods operating earnings and from the absence of earnings from the Company's surimi seafood business.


Segment Results
Foodservice Distribution first quarter net sales increased 6% to $443.3 million, compared with $416.4 million a year ago. The increase was from higher volumes in the Company's limited-menu and food exporting businesses, partially offset by a 7% volume decline in the vending distribution business. Unit volumes in the limited-menu business increased 12% exclusive of the additional volumes from the Alum Rock Foodservice business which was acquired by the Company in July 1995. Operating earnings declined 9% to $5.1 million, compared with $5.6 million last year. The decline was from the lower vending distribution volumes which more than offset the benefits of the higher volumes described above and the purchase of certain inventories in the vending distribution business at favorable prices. The vending distribution volume declines are expected to continue to adversely affect the Company's Foodservice Distribution operating results in the second quarter.

Bakery first quarter net sales increased 3% to $111.6 million, compared with $108 million a year ago. Sales increased on higher volumes in consumer bakery products and condiments. The increase was partially offset by lower volumes in U.S. bakery mix and North American frozen products. First quarter operating earnings increased 31% to $2.1 million, compared with $1.6 million last year. Operating earnings increased as a result of the higher volumes and a change in the Company's promotional spending strategy.

Venezuela Foods first quarter net sales declined 26% to $71.2 million, compared with $96.7 million a year ago. The decline was primarily the result of a significant devaluation in the exchange rate during the second half of fiscal 1996, partially offset by higher volumes in consumer products. The average free-market exchange rate in the first quarter of fiscal 1997 was approximately 480 Venezuelan bolivars per U.S. dollar, compared with the fixed exchange rate established by the Venezuelan government of 170 bolivars per U.S. dollar which was used for translation in the first quarter last year. Operating earnings declined 68% to $2.1 million, compared with $6.5 million last year, primarily from the significant devaluation in the exchange rate during the second half of fiscal 1996.

During the first quarter of fiscal 1997, the Venezuelan government implemented major reforms in order to address the country's economic problems. Economic reforms include the removal of controls over foreign exchange, interest rates and prices. The Venezuelan government also signed a letter of intent for a loan agreement with the International Monetary Fund. The Company believes the reforms are a positive development over the long term.

The Company expects that its recent ability to increase prices without restrictions in Venezuela will mitigate the significant adverse effect of the aforementioned currency devaluation on its Venezuela Foods operating results in the second quarter of fiscal 1997. However, the Company also expects that its Venezuela Foods operating results in the second quarter of fiscal 1997 will be lower than the same quarter in fiscal 1996 as a result of the benefit last year of the fixed exchange rate which was used for translation.

Fiscal 1996 first quarter results included $13.5 million in net sales and $1.6 million in operating earnings from the Company's surimi seafood business, which was divested in June 1995.

Non-operating Expense and Income
Net interest expense declined to $4.3 million from $4.9 million a year ago. The decline was primarily the result of lower interest rates.

Income Taxes
Excluding unusual items, the Company's effective tax rate in the first quarter of fiscal 1997 was 30% compared with 35% last year. The decline was the result of a lower effective tax rate in Venezuela.

Financial Condition:

The debt-to-total capitalization ratio increased slightly from 45% at February 29, 1996 to 47% at May 31, 1996 as a result of higher working capital requirements. Working capital increased on higher inventory levels which resulted from the timing of purchases and seasonal factors. The increase in working capital was also attributable to the timing of payments, including income taxes.

During the first quarter of fiscal 1997, the Company entered into an $80 million revolving credit agreement in Canada that replaced an $84 million revolving credit agreement and a $7 million line of credit. The new Canadian revolving credit agreement expires March 15, 2001 and bears interest on borrowings as determined by current market factors.

In June 1996, Moody's Investors Service, Inc. announced that it is reviewing the Baa2 long-term debt and Prime-2 commercial paper ratings of the Company for possible downgrade and Standard & Poor's announced that it had placed the Company's BBB long-term debt and A-2 commercial paper ratings on credit watch with negative implications. The Company's management believes that in the event of a ratings downgrade, there would not be a material impact on the results of operations or the Company's ability to obtain financing.


                                  PART II

                             OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

       (a)     Exhibits

               4.1 Credit Agreement dated as of May 30, 1996 among Robin Hood Multifoods Inc., various financial institutions and Canadian Imperial Bank of Commerce, as Agent.

               10.1 Separation Agreement dated June 21, 1996 between Anthony Luiso and International Multifoods Corporation.

               11.     Computation of Earnings (Loss) Per Common
Share.

               12.     Computation of Ratio of Earnings to Fixed
Charges.

               27.     Financial Data Schedule.

       (b)     Reports on Form 8-K

               During the quarter ended May 31, 1996, the Company filed a report on Form 8-K dated May 17, 1996 relating to the announcement by the Company that Anthony Luiso had resigned from the office of Chairman, President and Chief Executive Officer of the Company, effective immediately.


                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERNATIONAL MULTIFOODS CORPORATION




Date:  July 12, 1996            By /s/ Duncan H. Cocroft
                                  Duncan H. Cocroft
                                  Vice President - Finance and
                                     Chief Financial Officer
                                 (Principal Financial Officer and
                                     Duly Authorized Officer)




                              EXHIBIT INDEX


4.1 Credit Agreement dated as of May 30, 1996 among Robin Hood Multifoods Inc., various financial institutions and Canadian Imperial Bank of Commerce, as Agent.

10.1     Separation Agreement dated June 21, 1996 between Anthony
Luiso and International Multifoods Corporation.

11.     Computation of Earnings (Loss) Per Common Share.

12.     Computation of Ratio of Earnings to Fixed Charges.

27.     Financial Data Schedule.