Form 10-Q
period 1996-08-31
INTERNATIONAL MULTIFOODS CORP
filed 1996-10-10
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
  [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  __X__     No   _____

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 30, 1996 was 17,987,644


                        PART I. FINANCIAL INFORMATION

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Statements of Earnings
                                   (unaudited)
                    (in thousands, except per share amounts)


                             THREE MONTHS ENDED        SIX MONTHS ENDED
                             Aug. 31,    Aug. 31,      Aug. 31,     Aug. 31,
                                1996        1995          1996         1995
Net sales                  $ 634,499   $ 621,244   $ 1,260,572  $ 1,255,888
Cost of sales               (539,729)   (520,822)   (1,076,487)  (1,055,538)
  Gross profit                94,770     100,422       184,085      200,350

Delivery and distribution    (41,573)    (42,138)      (82,004)     (80,607)
Selling, general
  and administrative         (42,836)    (42,957)      (85,134)     (92,269)
Unusual items                      -      (5,700)       (3,600)      (5,700)
    Operating earnings        10,361       9,627        13,347       21,774

Interest, net                 (4,440)     (4,474)       (8,730)      (9,353)
Other income (expense), net     (214)     (1,225)            8       (1,471)

  Earnings before
    income taxes               5,707       3,928         4,625       10,950
Income taxes                  (1,712)      3,059        (1,063)         601

Net earnings               $   3,995   $   6,987   $     3,562  $    11,551

Net earnings per
  share of common stock    $     .22   $     .38   $       .20  $       .63

Average shares of common
  stock outstanding           17,983      17,954        17,981       17,956

Dividends per share
  of common stock          $     .20   $     .20   $       .40  $       .40


See accompanying notes to consolidated condensed financial statements.


            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                           (in thousands)

                                                               Condensed
                                                             from audited
                                                               financial
                                              (Unaudited)     statements
                                                Aug. 31,        Feb. 29,
                                                  1996            1996
Assets

Current assets:
  Cash and equivalents                          $  5,315        $  7,508
  Trade accounts receivable, net                 158,377         165,527
  Inventories                                    256,471         230,626
  Other current assets                            54,978          55,374
    Total current assets                         475,141         459,035

Property, plant and equipment, net               227,611         226,498
Goodwill, net                                     98,642          99,999
Other assets                                      36,337          36,725
Total assets                                    $837,731        $822,257

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                 $ 42,252        $ 28,541
  Current portion of long-term debt                1,500          11,000
  Accounts payable                               186,480         170,884
  Other current liabilities                       58,478          61,870
    Total current liabilities                    288,710         272,295

Long-term debt                                   203,154         202,937
Employee benefits and other liabilities           49,195          47,462
    Total liabilities                            541,059         522,694

Shareholders' equity:
  Common stock                                     2,184           2,184
  Other shareholders' equity                     294,488         297,379
    Total shareholders' equity                   296,672         299,563

Commitments and contingencies

Total liabilities and
  shareholders' equity                          $837,731        $822,257

See accompanying notes to consolidated condensed financial statements.




           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

             Consolidated Condensed Statements of Cash Flows
                               (unaudited)
                              (in thousands)


                                                        SIX MONTHS ENDED
                                                      Aug. 31,     Aug. 31,
                                                         1996         1995
Cash flows from operations:
  Net earnings                                       $  3,562     $ 11,551
  Adjustments to reconcile net earnings
    to cash provided by operations:
      Depreciation and amortization                    14,970       14,866
      Deferred income tax benefit                        (614)      (6,564)
      Provision for losses on receivables               2,376        3,445
      Provision for unusual charges                     3,600       15,493
      Gain on major business disposition                    -       (9,900)
      Changes in operating assets and liabilities,
        net of business acquisitions and disposition:
          Accounts receivable                           4,879       14,810
          Inventories                                 (25,816)      25,199
          Other current assets                          1,072       (5,037)
          Accounts payable                             15,798      (23,658)
          Other current liabilities                    (7,062)      (7,084)
      Other, net                                        1,239        3,343
               Cash provided by operations             14,004       36,464
Cash flows from investing activities:
  Business acquisitions                                     -      (29,904)
  Capital expenditures                                (13,490)     (14,375)
  Proceeds from business disposition                        -       48,009
  Proceeds from property disposals                        257          566
               Cash provided by (used for)
                 investing activities                 (13,233)       4,296
Cash flows from financing activities:
  Net increase (decrease) in notes payable             13,852       (7,412)
  Net decrease in long-term debt                       (9,500)     (19,138)
  Dividends paid                                       (7,313)      (7,309)
  Proceeds from issuance of common stock                   14          957
  Purchase of treasury stock                              (16)      (1,688)
  Other, net                                             (164)         (45)
               Cash used for
                 financing activities                  (3,127)     (34,635)
Effect of exchange rate changes on cash
  and equivalents                                         163       (1,828)
Net increase (decrease)in cash and equivalents         (2,193)       4,297
Cash and equivalents at beginning of period             7,508       10,792
Cash and equivalents at end of period                $  5,315     $ 15,089

See accompanying notes to consolidated condensed financial statements.



             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                  (unaudited)

(1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of August 31, 1996 and the results of its operations for the three and six months ended August 31, 1996 and 1995 and cash flows for the six months ended August 31, 1996 and 1995. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 29, 1996. The results of operations for the three and six months ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the inflation element inherent in interest rates on Venezuelan local currency borrowings and the foreign exchange gains and losses, which occur on such borrowings, as a component of cost of sales. Accordingly, cost of sales was increased by $1.2 million and $1.5 million for the three and six months ended August 31, 1996, respectively. Cost of sales was reduced by $2.7 million and $1.6 million for the three and six months ended August 31, 1995, respectively.


(3) Unusual items - During the quarter ended May 31, 1996, the Company recognized unusual items that resulted in a pre-tax charge of $3.6 million, $2.2 million after tax ($0.12 per share). The unusual items included $2.2 million for severance and other costs resulting from the resignation of the Company's former Chief Executive Officer, Anthony Luiso, and $1.4 million primarily for the cost of business assessment studies.




(4) Interest, net consisted of the following (in thousands):

                                    Three Months Ended     Six Months Ended
                                   Aug. 31,   Aug. 31,   Aug. 31,   Aug. 31,
                                      1996       1995       1996       1995
Interest expense                    $4,548     $5,144     $8,937    $10,445
Capitalized interest                   (10)       (51)       (19)       (95)
Non-operating interest income          (98)      (619)      (188)      (997)
  Interest, net                     $4,440     $4,474     $8,730    $ 9,353

Cash payments for interest, net of amounts capitalized, for the six months ended August 31, 1996 and 1995 were approximately $8.6 million and $11.1 million, respectively.


(5) Income taxes - Cash payments for income taxes for the six months ended August 31, 1996 and 1995 were $4.8 million and $2.8 million, respectively.


(6) Supplemental balance sheet information (in thousands)

                                                 Aug. 31,      Feb. 29,
                                                    1996          1996
Trade accounts receivable, net:
  Trade                                         $167,845      $179,504
  Allowance for doubtful accounts                 (9,468)      (13,977)
   Total trade accounts receivable, net         $158,377      $165,527

Inventories:
  Raw materials, excluding grain                $ 26,603      $ 17,529
  Grain                                           36,377        46,331
  Finished and in-process goods                  184,680       159,077
  Packages and supplies                            8,811         7,689
   Total inventories                            $256,471      $230,626

Property, plant and equipment, net:
  Land                                          $ 13,398      $ 12,045
  Buildings and improvements                      90,426        90,001
  Machinery and equipment                        224,408       217,567
  Transportation equipment                         8,083         9,188
  Improvements in progress                        14,926        13,157
                                                 351,241       341,958
  Accumulated depreciation                      (123,630)     (115,460)
   Total property, plant and equipment, net     $227,611      $226,498


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

                                    Net     Operating   Unusual  Operating
(in millions)                      Sales      Costs      Items    Earnings
Three Months Ended Aug. 31, 1996
  Foodservice Distribution      $  432.7   $  (432.3)     $   -      $  .4
  Bakery                           114.4      (110.8)         -        3.6
  Venezuela Foods                   87.4       (78.5)         -        8.9
  Corporate Expenses                   -        (2.6)         -       (2.6)
    Total                       $  634.5   $  (624.2)     $   -      $10.3

Three Months Ended Aug. 31, 1995
  Foodservice Distribution      $  400.3   $  (396.5)     $(9.4)     $(5.6)
  Bakery                           110.1      (105.4)         -        4.7
  Venezuela Foods                  106.3       (97.8)         -        8.5
  Divested Businesses                4.6        (3.7)       9.9       10.8
  Corporate Expenses                   -        (2.5)      (6.2)      (8.7)
    Total                       $  621.3   $  (605.9)     $(5.7)     $ 9.7

Six Months Ended Aug. 31, 1996
  Foodservice Distribution      $  876.0   $  (870.5)     $   -      $ 5.5
  Bakery                           226.0      (220.3)         -        5.7
  Venezuela Foods                  158.6      (147.6)         -       11.0
  Corporate Expenses                   -        (5.3)      (3.6)      (8.9)
    Total                       $1,260.6   $(1,243.7)     $(3.6)     $13.3

Six Months Ended Aug. 31, 1995
  Foodservice Distribution      $  816.7   $  (807.3)     $(9.4)     $   -
  Bakery                           218.1      (211.8)         -        6.3
  Venezuela Foods                  203.0      (188.0)         -       15.0
  Divested Businesses               18.1       (15.6)       9.9       12.4
  Corporate Expenses                   -        (5.7)      (6.2)     (11.9)
    Total                       $1,255.9   $(1,228.4)     $(5.7)     $21.8



            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Results of
                      Operations and Financial Condition
                                 (Unaudited)

Results of Operations:

For the second quarter and six months ended August 31, 1996 compared with the corresponding prior periods

Overview

Consolidated fiscal 1997 second quarter net sales increased 2% to $634.5 million, compared with $621.3 million a year ago. Consolidated net earnings for the second quarter were $4 million, or $.22 per share, compared with net earnings of $7 million, or $.38 per share a year ago. Excluding unusual items, net earnings for the second quarter last year were $6.5 million, or $.36 per share. Included in fiscal 1996 unusual items were a gain from the divestiture of the Company's surimi seafood business and a favorable impact from a tax settlement, which was principally offset by a write-down of vending distribution software costs and a charge for a corporate restructuring plan. The decline in second quarter net earnings was primarily the result of an operating loss in the Company's vending distribution business. The Company expects that vending distribution will continue to adversely affect the Company's operating results and the Company's fiscal 1997 net earnings are likely to be lower than last year's earnings.

Consolidated net sales for the six months ended August 31, 1996 increased slightly to $1.26 billion. Consolidated net earnings were $3.6 million, or $.20 per share, compared with $11.6 million, or $.63 per share, a year ago. Excluding unusual items, net earnings were $5.8 million, or $.32 per share, compared with $11.1 million, or $.61 per share, a year ago. Fiscal 1997 unusual items consist of a charge resulting from the resignation of the Company's former Chief Executive Officer, Anthony Luiso, and costs for business assessment studies. The decline in net earnings for the six-month period was primarily the result of an operating loss in the vending distribution business, lower Venezuela Foods operating earnings and the absence of earnings from the Company's surimi seafood business which was divested in June 1995.

Segment Results

Foodservice Distribution second quarter net sales increased 8% to $432.7 million, compared with $400.3 million a year ago. The increase was primarily related to higher volumes in the limited-menu distribution business which resulted from new customer accounts and the acquisition of Alum Rock Foodservice business in July 1995. Operating earnings before unusual items declined 89% to $0.4 million, compared with $3.8 million last year. The decline was the result of the vending distribution performance which was affected by lower volumes, competitive pricing pressures and increased costs associated with correcting service-related issues. The decline was partially offset by higher earnings in the limited-menu distribution and food exporting businesses. Limited-menu distribution earnings improved from the higher volumes and benefit of business integration efforts.

Foodservice Distribution net sales for the six-month period increased 7% to $876 million, compared with $816.7 million a year ago. Operating earnings before unusual items declined 41% to $5.5 million compared with $9.4 million last year. After unusual items, operating results were break-even in fiscal 1996. Fiscal 1996 unusual items of $9.4 million were principally for the write-down of vending distribution computer software costs. In addition to the factors noted above for the second quarter, fiscal 1997 operating earnings benefited from the purchase of certain inventories in vending distribution at favorable prices.

Bakery second quarter net sales increased 4% to $114.4 million, compared with $110.1 million a year ago. Sales increased on higher prices for wheat-based products and from higher volumes in consumer bakery products. The increase was partially offset by lower volumes in U.S. bakery mix which was primarily the result of softness in a large customer's business, and lower volumes in frozen products which were affected by a strike at two large Canadian retailers. Operating earnings declined 23% to $3.6 million, compared with $4.7 million last year, as a result of the lower volumes.

Bakery net sales for the six-month period increased 4% to $226 million, compared with $218.1 million a year ago. Operating earnings declined 10% to $5.7 million, compared with $6.3 million last year. In addition to the factors noted above for the second quarter, fiscal 1997 operating earnings benefited from a change in the Company's promotional spending strategy.

Venezuela Foods second quarter net sales declined 18% to $87.4 million, compared with $106.3 million a year ago. The decline was primarily the result of lower volumes in commercial wheat flour and agricultural products that resulted from the impact of significant local currency price increases. Price increases in local currency were in response to higher world wheat costs and currency devaluation, which also substantially increased the local cost of imported grains. The net sales decline was partially offset by higher consumer corn flour volumes. Operating earnings increased 5% to $8.9 million, compared with $8.5 million last year. The increase was the result of a stable exchange rate in an inflationary environment coupled with the higher consumer corn flour volumes. In addition, last year's net sales and operating earnings benefited from the government imposed fixed foreign exchange rate used for translation. The earnings benefit was partially offset by the impact of the Company's use of a free-market exchange rate for translation effective August 31, 1995.

Venezuela Foods net sales for the six-month period declined 22% to $158.6 million, compared with $203 million a year ago. Operating earnings declined 27% to $11 million, compared with $15 million last year. In addition to the factors noted above for the second quarter, sales and operating earnings declined as a result of a significant devaluation in the free-market exchange rate which occurred during the second half of fiscal 1996.

Last year's second quarter results included an unusual gain of $9.9 million from the divestiture of the Company's surimi seafood business.


Non-operating Expense and Income

Second quarter net interest expense of $4.4 million was essentially unchanged from the prior year as the effect of higher borrowing levels were offset by lower interest rates. For the six-month period, net interest expense declined to $8.7 million from $9.4 million a year ago as the result of lower interest rates.


Income Taxes

Excluding unusual items, the Company's effective tax rate in the second quarter of fiscal 1997 was 30% compared with 32% last year. In the second quarter of fiscal 1996 the Company recognized a $5 million benefit from a tax settlement. For the six-month periods, the effective tax rate before unusual items declined to 30% in fiscal 1997 compared with 33.3% last year.

Financial Condition:

The debt-to-total capitalization ratio of 45% at August 31, 1996 was unchanged from February 29, 1996. Working capital increased on higher inventory levels which primarily resulted from seasonal purchases in the condiments and limited-menu distribution businesses. Higher working capital requirements were partially offset by an increase in accounts payable which resulted from the timing of payments.

During the first quarter of fiscal 1997, the Company entered into an $80 million revolving credit agreement in Canada that replaced an existing $84 million revolving credit agreement and a $7 million line of credit. The new Canadian revolving credit agreement expires March 15, 2001, and bears interest on borrowings as determined by current market factors.

In August 1996, Standard & Poor's lowered its rating on the Company's long-term debt and commercial paper to BBB- and A-3, respectively. In October 1996, Moody's Investors Service, Inc. lowered its rating on the Company's long-term debt and commercial paper to Baa3 and Prime-3, respectively. The Company's management believes that the rating downgrades will not have a material impact on the Company's results of operations or its ability to obtain financing.

The Company's short-term financing is provided by borrowings against its U.S. and Canadian revolving credit agreements and, on a more limited basis, U.S. commercial paper and uncommitted lines of credit.

Management regularly reviews the Company's business operations with the objective of maximizing its return on investment. In this regard, the Company continues to take actions to address operating issues in order to improve financial performance which, if not successful, could result in material nonrecurring charges.




                                 PART II

                            OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security Holders

     (a) The 1996 Annual Meeting of Stockholders of International Multifoods Corporation (the "Company") was held on June 21, 1996 (the "Annual Meeting"). Holders of the Company's common stock, par value $.10 per share, of record on May 1, 1996 were entitled to one vote per share.

     (c) At the Annual Meeting, James G. Fifield and Robert M. Price were elected directors for a term of three years. The number of votes cast for the election of each director and the number of votes withheld are as follows:

                                             FOR               WITHHELD

James G. Fifield                         15,262,069              730,696
Robert M. Price                          15,241,734              751,031

The other directors whose term of office as a director continued after the meeting are Nicholas L. Reding, Jack D. Rehm, Lois D. Rice and Peter S. Willmott.

     With respect to the proposal to approve the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending February 28, 1997, there were 15,829,145 votes cast for the proposal, 95,668 votes cast against the proposal and 67,952 abstentions. There were no broker nonvotes with respect to such matter.

Item 6.          Exhibits and Reports on Form 8-K

     (a)     Exhibits

        10.1 Release Agreement, dated as of August 31, 1996, between International Multifoods Corporation and John E. Sampson.

        10.2 Consulting Agreement, dated as of September 1, 1996, between International Multifoods Corporation and John E. Sampson.

        11.    Computation of Earnings Per Common Share.

        12.    Computation of Ratio of Earnings to Fixed Charges.

        27.    Financial Data Schedule.


     (b)     Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended August 31, 1996.




                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INTERNATIONAL MULTIFOODS CORPORATION




Date:   October 10, 1996    By /s/ Duncan H. Cocroft
                                   ------------------------------------
                                   Duncan H. Cocroft
                                   Vice President - Finance and Chief
                                     Financial Officer
                                  (Principal Financial Officer and Duly
                                   Authorized Officer)




EXHIBIT INDEX


10.1    Release Agreement, dated as of August 31, 1996, between
        International Multifoods Corporation and John E. Sampson.

10.2 Consulting Agreement, dated as of September 1, 1996, between International Multifoods Corporation and John E. Sampson.

11.     Computation of Earnings Per Common Share.

12.     Computation of Ratio of Earnings to Fixed Charges.

27.     Financial Data Schedule.