Form 10-Q
period 1996-11-30
INTERNATIONAL MULTIFOODS CORP
filed 1997-01-13
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended November 30, 1996
                                   OR

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

      The number of shares outstanding of the registrant's Common
Stock, par value $.10 per share, as of December 31, 1996 was 17,979,534.



                         PART I. FINANCIAL INFORMATION

             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Earnings
                                  (unaudited)
                  (in thousands, except per share amounts)


                               THREE MONTHS ENDED       NINE MONTHS ENDED
                               Nov. 30,    Nov. 30,      Nov. 30,    Nov. 30,
                                  1996        1995          1996        1995
Net sales                     $697,132    $632,104    $1,957,704  $1,887,992
Cost of sales                 (592,561)   (536,225)   (1,669,048) (1,591,763)
  Gross profit                 104,571      95,879       288,656     296,229

Delivery and distribution      (43,405)    (41,662)     (125,409)   (122,269)
Selling, general
  and administrative           (44,307)    (39,177)     (129,441)   (131,446)
Unusual items                        -           -        (3,600)     (5,700)
    Operating earnings          16,859      15,040        30,206      36,814

Interest, net                   (4,363)     (3,805)      (13,093)    (13,158)
Other income (expense), net       (158)     (2,180)         (150)     (3,651)

  Earnings before
    income taxes                12,338       9,055        16,963      20,005
Income taxes                    (3,702)     (2,263)       (4,765)     (1,662)

Net earnings                  $  8,636    $  6,792    $   12,198  $   18,343

Net earnings per
  share of common stock       $    .48    $    .38    $      .68  $     1.01

Average shares of common
  stock outstanding             17,980      17,967        17,980      17,959

Dividends per share
  of common stock             $    .20    $    .20    $      .60  $      .60


See accompanying notes to consolidated condensed financial statements.


            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                           (in thousands)

                                                               Condensed
                                                             from audited
                                                               financial
                                              (Unaudited)     statements
                                                Nov. 30,        Feb. 29,
                                                  1996            1996
Assets

Current assets:
  Cash and equivalents                          $ 11,128        $  7,508
  Trade accounts receivable, net                 176,660         165,527
  Inventories                                    332,538         230,626
  Other current assets                            57,457          55,374
    Total current assets                         577,783         459,035

Property, plant and equipment, net               227,626         226,498
Goodwill, net                                     98,185          99,999
Other assets                                      38,238          36,725
Total assets                                    $941,832        $822,257

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                 $ 85,911        $ 28,541
  Current portion of long-term debt                6,796          11,000
  Accounts payable                               227,528         170,884
  Other current liabilities                       62,033          61,870
    Total current liabilities                    382,268         272,295

Long-term debt                                   203,733         202,937
Employee benefits and other liabilities           53,289          47,462
    Total liabilities                            639,290         522,694

Shareholders' equity:
  Common stock                                     2,184           2,184
  Other shareholders' equity                     300,358         297,379
    Total shareholders' equity                   302,542         299,563

Commitments and contingencies

Total liabilities and
  shareholders' equity                          $941,832        $822,257

See accompanying notes to consolidated condensed financial statements.




           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

             Consolidated Condensed Statements of Cash Flows
                               (unaudited)
                              (in thousands)


                                                       NINE MONTHS ENDED
                                                      Nov. 30,     Nov. 30,
                                                         1996         1995
Cash flows from operations:
  Net earnings                                       $ 12,198     $ 18,343
  Adjustments to reconcile net earnings
    to cash provided by (used for) operations:
      Depreciation and amortization                    22,656       22,145
      Deferred income tax expense (benefit)             2,135       (5,904)
      Provision for losses on receivables               3,009        2,810
      Provision for unusual charges                     3,600       15,493
      Gain on major business disposition                    -       (9,900)
      Changes in operating assets and liabilities,
        net of business acquisitions and disposition:
          Accounts receivable                         (13,582)      (5,186)
          Inventories                                (101,058)      (3,410)
          Other current assets                         (1,380)      (8,416)
          Accounts payable                             56,389        1,484
          Other current liabilities                    (3,665)     (14,517)
      Other, net                                          448        4,787
               Cash provided by (used for) operations (19,250)      17,729
Cash flows from investing activities:
  Business acquisitions                                     -      (29,904)
  Capital expenditures                                (19,115)     (22,204)
  Proceeds from business disposition                        -       48,009
  Proceeds from property disposal                         326          651
               Cash used for investing activities (18,789) (3,448) Cash flows from financing activities:
  Net increase in notes payable                        57,139       35,346
  Net decrease in long-term debt                       (4,500)     (24,721)
  Dividends paid                                      (10,891)     (10,902)
  Proceeds from issuance of common stock                   14        1,188
  Purchase of treasury stock                              (82)      (2,472)
  Redemption of preferred stock                             -       (3,732)
  Other, net                                             (175)        (421)
               Cash provided by (used for)
                 financing activities                  41,505       (5,714)
Effect of exchange rate changes on cash
  and equivalents                                         154       (5,158)
Net increase in cash and equivalents                    3,620        3,409
Cash and equivalents at beginning of period             7,508       10,792
Cash and equivalents at end of period                $ 11,128     $ 14,201

See accompanying notes to consolidated condensed financial statements.



             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                  (unaudited)

(1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of November 30, 1996 and the results of its operations for the three and nine months ended November 30, 1996 and 1995 and cash flows for the nine months ended November 30, 1996 and 1995. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 29, 1996. The results of operations for the three and nine months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123, which was adopted by the Company on March 1, 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 allows companies either to continue the current method of accounting for stock-based compensation, or to switch to a fair-value based method. The Company elected to continue using the current accounting method, and therefore will be required to present disclosures of pro forma net earnings and earnings per share as if the fair-value based method had been applied.

(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the inflation element inherent in interest rates on Venezuelan local currency borrowings and the foreign exchange gains and losses, which occur on such borrowings, as a component of cost of sales. Accordingly, cost of sales increased by $1.2 million and $2.6 million for the three and nine months ended November 30, 1996, respectively. Cost of sales was reduced by $2.3 million and $4.0 million for the three and nine months ended November 30, 1995, respectively.


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


(4) Interest, net consisted of the following (in thousands):

                                    Three Months Ended    Nine Months Ended
                                   Nov. 30,   Nov. 30,   Nov. 30,   Nov. 30,
                                      1996       1995       1996       1995
Interest expense                    $4,438     $4,187    $13,375    $14,632
Capitalized interest                    (7)       (26)       (26)      (121)
Non-operating interest income          (68)      (356)      (256)    (1,353)
  Interest, net                     $4,363     $3,805    $13,093    $13,158

Cash payments for interest, net of amounts capitalized, for the nine months ended November 30, 1996 and 1995 were $14.0 million and $15.0 million, respectively.


(5) Income taxes - Cash payments for income taxes for the nine months ended November 30, 1996 and 1995 were $6.1 million and $3.6 million, respectively.


(6) Supplemental balance sheet information (in thousands)

                                                 Nov. 30,      Feb. 29,
                                                    1996          1996
Trade accounts receivable, net:
  Trade                                         $186,584      $179,504
  Allowance for doubtful accounts                 (9,924)      (13,977)
   Total trade accounts receivable, net         $176,660      $165,527

Inventories:
  Raw materials, excluding grain                $ 23,644      $ 17,529
  Grain                                          103,164        46,331
  Finished and in-process goods                  196,498       159,077
  Packages and supplies                            9,232         7,689
   Total inventories                            $332,538      $230,626

Property, plant and equipment, net:
  Land                                          $ 13,435      $ 12,045
  Buildings and improvements                      91,809        90,001
  Machinery and equipment                        229,261       217,567
  Transportation equipment                         7,998         9,188
  Improvements in progress                        14,968        13,157
                                                 357,471       341,958
  Accumulated depreciation                      (129,845)     (115,460)
   Total property, plant and equipment, net     $227,626      $226,498


(7) Segment information - The Company's business segments are as follows:
Foodservice Distribution consists of U.S. vending distribution and limited-menu distribution and a food exporting business; Bakery consists of bakery products in the U.S. and Canada and Canadian consumer products, which include primarily home baking products and condiments; Venezuela Foods consists of bakery products, consumer products for home baking and agricultural products; Divested Businesses consists of the surimi seafood business, which was divested in fiscal 1996.

                                    Net     Operating   Unusual  Operating
(in millions)                      Sales      Costs      Items    Earnings
Three Months Ended Nov. 30, 1996
  Foodservice Distribution      $  461.5   $  (456.9)     $   -      $ 4.6
  Bakery                           139.7      (130.4)         -        9.3
  Venezuela Foods                   95.9       (90.6)         -        5.3
  Corporate Expenses                   -        (2.3)         -       (2.3)
    Total                       $  697.1   $  (680.2)     $   -      $16.9

Three Months Ended Nov. 30, 1995
  Foodservice Distribution      $  440.8   $  (432.9)     $   -      $ 7.9
  Bakery                           126.1      (117.9)         -        8.2
  Venezuela Foods                   65.2       (64.8)         -         .4
  Corporate Expenses                   -        (1.5)         -       (1.5)
    Total                       $  632.1   $  (617.1)     $   -      $15.0

Nine Months Ended Nov. 30, 1996
  Foodservice Distribution      $1,337.5   $(1,327.4)     $   -      $10.1
  Bakery                           365.7      (350.7)         -       15.0
  Venezuela Foods                  254.5      (238.2)         -       16.3
  Corporate Expenses                  -         (7.6)      (3.6)     (11.2)
    Total                       $1,957.7   $(1,923.9)     $(3.6)     $30.2

Nine Months Ended Nov. 30, 1995
  Foodservice Distribution      $1,257.5   $(1,240.2)     $(9.4)     $ 7.9
  Bakery                           344.2      (329.7)         -       14.5
  Venezuela Foods                  268.2      (252.8)         -       15.4
  Divested Businesses               18.1       (15.6)       9.9       12.4
  Corporate Expenses                   -        (7.2)      (6.2)     (13.4)
    Total                       $1,888.0   $(1,845.5)     $(5.7)     $36.8





            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Results of
                      Operations and Financial Condition
                                 (Unaudited)

Results of Operations:

For the third quarter and nine months ended November 30, 1996 compared with the corresponding prior periods

Overview

Fiscal 1997 third quarter consolidated net sales increased 10% to $697.1 million, compared with $632.1 million a year ago. Consolidated net earnings for the third quarter were $8.6 million, or $.48 per share, compared with net earnings of $6.7 million, or $.38 per share a year ago. Net earnings increased on improved Venezuela Foods operating earnings. Last year Venezuela Foods operating earnings were adversely affected by currency devaluation in a government controlled environment. The increase in net earnings was partially offset by an operating loss in the Company's vending distribution business.

Consolidated net sales for the nine months ended November 30, 1996 increased 4% to $1.96 billion, compared with $1.89 billion a year ago. Consolidated net earnings were $12.2 million, or $.68 per share, compared with $18.3 million, or $1.01 per share, a year ago. Excluding unusual items, net earnings were $14.4 million, or $.80 per share, compared with $17.8 million, or $.99 per share, a year ago. Fiscal 1997 unusual items consist of a charge resulting from the resignation of the Company's former Chief Executive Officer, Anthony Luiso, and costs for business assessment studies. Fiscal 1996 unusual items include a gain from the divestiture of the Company's surimi seafood business and a favorable impact from a tax settlement, which was principally offset by a write-down of vending distribution software costs and a charge for a corporate restructuring plan. The decline in net earnings for the nine-month period was primarily the result of an operating loss in the vending distribution business and the impact of unusual items.

The Company expects that vending distribution results will also adversely impact the Company's Foodservice Distribution fourth quarter operating results. The Company further expects that fiscal 1997 net earnings will be lower than last year's net earnings.


Segment Results

Foodservice Distribution third quarter net sales increased 5% to $461.5 million, compared with $440.8 million a year ago. The increase was primarily related to higher volumes in the limited-menu distribution business which resulted from the addition of several new customer accounts in fiscal 1997. The increase in net sales was partially offset by a volume decline in the vending distribution business. Operating earnings declined 42% to $4.6 million, compared with $7.9 million last year. The decline was the result of the vending distribution operating loss which resulted from the lower volumes, a changing customer mix, competitive pricing pressures and higher costs to improve customer service. The loss was partially offset by higher earnings in the limited-menu distribution and food exporting businesses. Limited-menu distribution earnings improved from the higher volumes and lower operating costs. Food exporting earnings increased primarily on higher volumes to a major customer that sells food products in Russia.

Foodservice Distribution net sales for the nine-month period increased 6% to $1.34 billion, compared with $1.26 billion a year ago. Operating earnings before unusual items declined 42% to $10.1 million, compared with $17.3 million last year. After unusual items, operating earnings were $7.9 million in fiscal 1996. The fiscal 1996 unusual charge of $9.4 million was principally from the write-down of vending distribution computer software costs. Net sales and operating earnings were affected by essentially the same factors as noted above for the third quarter.

Bakery third quarter net sales increased 11% to $139.7 million, compared with $126.1 million a year ago. The increase was from higher volumes in consumer products and from higher prices for wheat-based products. Operating earnings increased 13% to $9.3 million, compared with $8.2 million last year. Earnings increased on the higher volumes and an improved sales mix.

Bakery net sales for the nine-month period increased 6% to $365.7 million, compared with $344.2 million a year ago. Sales increased on higher prices for wheat-based products and from higher volumes in consumer products. The increase was partially offset by lower volumes in U.S. bakery mix, which were primarily the result of softness in a large customer's business and lower volumes in frozen bakery products. Operating earnings increased 3% to $15 million, compared with $14.5 million last year. Earnings improved on the higher consumer product volumes but were adversely affected by the lower U.S. bakery mix and frozen bakery product volumes.

Venezuela Foods third quarter net sales increased 47% to $95.9 million, compared with $65.2 million a year ago. Sales in the prior year were adversely affected by a significant devaluation in the free-market exchange rate in a government price-controlled market. Prices in local currency have increased significantly and consumer buying trends have shifted to lower priced goods. As a result, the Company had lower volumes in animal feed products and commercial wheat flour but higher volumes in lower-priced consumer corn flour. Third quarter operating earnings were $5.3 million, up substantially from $0.4 million last year. Prior year results included a $3.9 million charge associated with the December 1995 change in the official exchange rate which resulted in the Company having to settle certain U.S. dollar obligations at a devalued official exchange rate. Current year operating earnings benefited from a more stable exchange rate and economic environment.

Venezuela Foods net sales for the nine-month period declined 5% to $254.5 million, compared with $268.2 million a year ago. The decline was primarily the result of lower volumes in commercial wheat flour and animal feed products partially offset by higher consumer corn flour volumes. Operating earnings increased 6% to $16.3 million, compared with $15.4 million last year. In addition to the factors noted above for the third quarter, operating earnings in the nine-month period were affected by the significant devaluation in the free-market exchange rate during the second half of fiscal 1996. With respect to the nine-month period, this devaluation primarily had an impact in the first quarter of this year.

As of December 31, 1996, net monetary liabilities of the Company's Venezuelan operations totaled the U.S.-dollar equivalent of approximately $30 million.

Last year's nine-month results included an unusual gain of $9.9 million from the divestiture of the Company's surimi seafood business.


Non-operating Expense and Income

Third quarter net interest expense increased to $4.4 million, compared with $3.8 million last year. The increase was the result of higher borrowing levels in Venezuela partially offset by lower interest rates in Canada. For the nine-month period, net interest expense was $13.1 million, compared with $13.2 million last year. The current year was affected by lower Canadian interest rates and lower interest income in Venezuela.

Last year's third quarter included foreign exchange losses of $2 million from Venezuelan local currency cash and equivalents.


Income Taxes

The Company's effective tax rate was 28.1% for the nine months ended November 30, 1996 compared with 8.3% last year. The low tax rate last year was the result of a $5 million favorable tax settlement. Excluding unusual items, the effective tax rates for the nine-month periods were 30% in the current year and 30.4% last year.

Financial Condition:

The debt-to-total capitalization ratio increased to 49% at November 30, 1996 compared with 45% at February 29, 1996 as a result of an increase in working capital. Working capital increased principally on higher inventory balances from seasonal purchases of local corn in Venezuela and cucumbers in Canada. In Venezuela, the Company is required to purchase its share of the local corn crop at a government stipulated price. The dollar amount of this year's purchases was substantially higher than the prior year as a result of a significantly higher price and the timing of purchases. The Company also had an increase in accounts payable which resulted from the seasonal purchase of inventories as well as from the timing of payments. The working capital increase was financed principally by short-term borrowings.

During the first quarter of fiscal 1997, the Company entered into an $80 million revolving credit agreement in Canada that replaced an existing $84 million revolving credit agreement and a $7 million line of credit. The new Canadian revolving credit agreement expires March 15, 2001, and bears interest on borrowings as determined by current market factors.

In August 1996, Standard & Poor's lowered its ratings on the Company's long-term debt and commercial paper to BBB- and A-3, respectively. In October 1996, Moody's Investors Service, Inc. lowered its ratings on the Company's long-term debt and commercial paper to Baa3 and Prime-3, respectively. The Company believes that the ratings downgrades will not have a material impact on the Company's results of operations or its ability to obtain financing.

The Company' short-term financing is provided by borrowings against its U.S. and Canadian revolving credit agreements and, on a more limited basis, U.S. commercial paper and uncommitted lines of credit. In addition, the Company is evaluating accounts receivable securitization arrangements as an additional source of financing.

Effective January 1, 1997, the Company will be accounting for any transfers of accounts receivable related to food export sales as a secured borrowing as a result of the required adoption of Statement of Financial Accounting Standards (SFAS) No. 125. Previously, the Company had treated these transactions as sales in accordance with SFAS No. 77 and, accordingly, the receivables were not included on the Company's consolidated balance sheet. As of November 30, 1996, the outstanding balance of sold receivables from the Company's food exporting business was $25.6 million.

The Company's food exporting business has a major customer that sells food products in Russia. Profits resulting from sales to this customer are material to the net earnings of the Company. The Company also has varying amounts of inventory and receivables related to this customer. In the event Russia is adversely affected by political events or economic instability, it could result in a material adverse effect to the Company's financial position and results of operations.

Management regularly reviews the Company's business operations with the objective of maximizing its return on investment. In this regard, the Company continues to take actions to address operating issues to improve financial performance which, if not successful, could result in material nonrecurring charges.



                                 PART II

                            OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

     (a)    Exhibits

            10.1 Employment Agreement, dated as of November 1, 1996, between International Multifoods Corporation and Gary E.
Costley.

            11.     Computation of Earnings Per Common Share.

            12.     Computation of Ratio of Earnings to Fixed
Charges.

            27.     Financial Data Schedule.

      (b)    Reports on Form 8-K

             During the quarter ended November 30, 1996, the Company filed a report on Form 8-K dated November 4, 1996 relating to the announcement by the Company that Gary E. Costley had been elected Chairman of the Board, President and Chief Executive Officer of the Company, effective January 1, 1997.




                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERNATIONAL MULTIFOODS CORPORATION




Date:  January 13, 1997         By  /s/ Dennis R. Johnson
                                ----------------------------------
                                  Dennis R. Johnson
                                  Vice President and Controller
                                  (Principal Accounting Officer
                                  and Duly Authorized Officer)




EXHIBIT INDEX

10.1 Employment Agreement, dated as of November 1, 1996, between International Multifoods Corporation and Gary E. Costley.

11.     Computation of Earnings Per Common Share.

12.     Computation of Ratio of Earnings to Fixed Charges.

27.     Financial Data Schedule.