Form 10-K405
period 1997-02-28
INTERNATIONAL MULTIFOODS CORP
filed 1997-05-15
CIK 51410

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(Mark One)
  [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended February 28, 1997

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

     Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
Title of each class                              on which registered
-------------------                              ----------------------
Common Stock (par value $.10 per share)          New York Stock Exchange

Preferred Stock Purchase Rights                  New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes__X__      No_______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.     [__X__]

     The aggregate market value of Common Stock, par value $.10 per share, held by non-affiliates of the registrant (see Item 12 hereof) as of May 1, 1997 (based on the closing sale price of $24.75 per share as reported in the consolidated transaction reporting system on such date) was $442,891,721.

     The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of May 1, 1997 was 18,002,919.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended February 28, 1997 are incorporated by reference into Parts I and II.

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 20, 1997 are incorporated by reference into Part III.

                                  PART I
Item 1.        Business.

General

     International Multifoods Corporation, incorporated in Delaware in 1969 as the successor to a business founded in 1892, operates food manufacturing and foodservice distribution businesses in the United States, Canada and Venezuela. Unless indicated otherwise or the context suggests otherwise, the term "Company," as used in this Report, means International Multifoods Corporation and its consolidated subsidiaries.

     The Company's business segments are Foodservice Distribution, North America Foods and Venezuela Foods. The North America Foods segment was previously named the Bakery segment. Financial information for the last three fiscal years for each of the Company's business segments, which is included in Note 17 to the Company's Consolidated Financial Statements on pages 36 and 37 of the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1997 ("1997 Annual Report to Stockholders"), is incorporated herein by reference.

Foodservice Distribution

     The Foodservice Distribution segment includes the Company's vending distribution business, the limited-menu distribution business, and the food exporting business. No single customer accounts for a significant portion of the segment's sales. The Company's food exporting business has a major customer that distributes food products in Russia. Earnings on sales to this customer accounted for approximately 14% of the Company's consolidated operating earnings before unusual items in fiscal year 1997, compared with 3% in fiscal year 1996.

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

     Limited-Menu Distribution. The Company is a leading specialty distributor in the United States to independent pizza restaurants and other select limited-menu operators, including sandwich shops, Mexican restaurants, bakery shops and movie theaters. The Company distributes a broad selection of cheeses, meats, snacks, paper goods and other products, including pizza ingredients sold under the Company's ULTIMO! brand as well as major national brands. Deliveries are made directly to customers, generally once a week, from 14 distribution centers located strategically around the country to provide efficient and timely delivery to customers. The distribution centers are linked by computer network to the distribution business' headquarters. The Company maintains a fleet of more than 250 tractors and 300 trailers, approximately half of which are owned and half of which are leased by the Company.

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

     Food Exporting. The food exporting business markets and exports a variety of goods, primarily branded and commodity food products. Export sales are made to customers in diverse geographic areas, including Eastern Europe, Asia and the Caribbean region. The Company markets its food products under the MULTIFOODS, GOLDEN TEMPLE, ROBIN HOOD and BICK'S brands.

     As indicated above, the food exporting business has a major customer that distributes food products in Russia. The Company's financial position and results of operations could be adversely affected in the event of economic or political instability in Russia or if the customer experienced difficulty in meeting its commitments.

North America Foods

     The North America Foods segment consists of two divisions, North America Bakery and consumer products. No single customer accounts for a significant portion of the segment's sales.

     North America Bakery. The North America Bakery division produces approximately 3,000 products for retail, in-store and wholesale bakeries and foodservice customers in the United States and Canada. The Company produces bakery mix products, including mixes for breads, rolls, bagels, donuts, muffins, danish, cakes, cookies, brownies, bars and pizza crusts, as well as fillings and icings. Bakery mix products are marketed under its MULTIFOODS and JAMCO brands in the United States and under its ROBIN HOOD brand in Canada. In addition, the Company manufactures and markets frozen desserts under its MULTIFOODS, GOURMET BAKER and FANTASIA brands. In Canada, the Company also produces wheat flour and durum and oat products. Bakery products are marketed through the Company's own sales organization and independent distributors and brokers.

     The Company encounters significant competition in the bakery products market. The Company is a leading supplier of bakery mixes to retail and in-store bakeries in North America and it competes with several large corporations and regional producers of bakery mixes. With respect to frozen bakery products, the Company competes primarily in the foodservice and in-store bakery markets with several large corporations and numerous regional suppliers that have select product offerings. The Company competes primarily in Canada with respect to its commercial flour products and its competitors include both large corporations and regional producers. The Company competes on the basis of product quality and uniqueness, product convenience, brand loyalty, timely delivery and customer service as well as price.

     Consumer Products. The consumer products division is the leading marketer in Canada of flour and specialty baking mixes sold to consumers. More than 40 consumer baking mixes are sold under the Company's ROBIN HOOD brand, while consumer flour is sold under the Company's ROBIN HOOD, BRODIE, CREAM OF THE WEST and MONARCH brands. The Company also sells hot cereals under its ROBIN HOOD, OLD MILL, RED RIVER and PURITY brands. The Company also manufactures and markets pickles, relishes and other condiments to consumers in Canada, where its BICK'S brand is the leading brand. The Company also sells condiments under its HABITANT, GATTUSO, WOODMAN'S, ROSE and MCLARENS labels. Consumer products are marketed primarily through the Company's own sales organization, supported by advertising and other promotional activities. The Company competes on the basis of product quality, product convenience, the ability to identify and satisfy emerging consumer preferences, brand loyalty, timely delivery and customer service as well as price.

Venezuela Foods

     The Venezuela Foods segment includes consumer products for home baking, bakery products for food processors and commercial and retail bakeries, and products for the agricultural sector. Consumer products include wheat flour, corn flour, whole grain rice, rice flour, corn cooking oil, oat cereals and spices, which are sold to grocery stores principally under the Company's ROBIN HOOD, JUANA, MONICA, PAYARA, GOLD BELL, LASSIE and LA COMADRE brands. Bakery products include wheat flour, which is sold under the Company's POLAR, GRAN AGUANTE, GOLDRIM and ELEFANTE brands, and prepared bakery mixes, which are sold under the ROBIN HOOD brand. Animal feeds are sold principally under the Company's SUPER-S brand to animal producers and farm distributors. The Venezuela Foods segment's products are marketed through the Company's own sales organization and independent distributors and brokers.

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

     The Company's operations in Venezuela are subject to risks inherent in operating under a different legal and political system along with a difficult economic environment. Among these risks are inflation, currency volatility, possible limitations on foreign investment, exchangeability of currency, dividend repatriation and changes in existing tax laws. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is included on pages 17 through 20 of the 1997 Annual Report to Stockholders and is incorporated by reference in Part II, Item 7, hereof.


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

     With respect to the Company's North America Foods and Venezuela Foods segments, raw materials generally are available from numerous sources and the Company believes that it will continue to be able to obtain adequate supplies. In Canada, the Company minimizes risks associated with wheat market price fluctuations by hedging its wheat and flour inventories, open wheat purchase contracts and open flour sales contracts with wheat futures contracts. In the United States, the Company also enters into futures contracts to reduce the risk of price fluctuations on certain anticipated raw material purchases. See Note 7 to the Company's Consolidated Financial Statements which are incorporated by reference in Part II, Item 8, hereof.

     The Company's Venezuelan operations are dependent on raw material imports for many of its products. Wheat, oats and soybeans are not grown in Venezuela and adequate quantities of sorghum and yellow corn are not grown in Venezuela. However, adequate wheat, oats, soybean, sorghum and yellow corn requirements generally are available and procured from sources primarily in the United States and Canada. Generally, adequate quantities of corn (other than yellow corn) and rice, which are grown in Venezuela, are available locally. In the event of a local shortage of corn or rice, the Company has, from time to time, purchased corn and rice from the world market.

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

     On December 3, 1996, Curtice-Burns Foods, Inc. and Curtice Burns Meat Snacks, Inc. (together, "Curtice-Burns") filed a third-party complaint against the Company in the United States District Court for the District of Oregon. The complaint was filed in connection with a civil lawsuit commenced in October 1996 by Oberto Sausage Company of Oregon ("Oberto") against Curtice-Burns. The third-party complaint alleges that the Company caused or contributed to the environmental contamination of certain real property, and groundwater beneath the real property, located in Oregon. The Company operated a meat-snack manufacturing plant on the property for a period of 10 years until 1986, when the Company sold the business to Curtice-Burns. Curtice-Burns subsequently sold the property to Oberto. Curtice-Burns is seeking declaratory and monetary relief against the Company under theories of strict liability, contribution for remedial action costs under Oregon and federal statutes, and indemnity. Curtice-Burns is seeking damages in excess of $35,000, the cost of all past, present and future remedial action related to the environmental contamination of the property and the groundwater beneath the property, and costs and disbursements incurred in litigating this matter. Oberto has asserted similar causes of action and is seeking similar relief against Curtice-Burns in the underlying lawsuit. The parties to the lawsuit are in the initial stages of discovery and the Company intends to vigorously defend itself in the lawsuit. The Company has also tendered defense of the lawsuit to the Company's primary general liability insurance carrier during the period of time at issue in the lawsuit.

     Employees. As of February 28, 1997, the Company and its subsidiaries had 7,176 employees.


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

     The Company owns nine and leases five distribution centers aggregating approximately 1.0 million square feet for its limited-menu distribution business. These distribution centers are located in Tempe, Arizona; Anaheim, Livermore and Modesto, California; Denver, Colorado; Kissimmee, Florida; Atlanta, Georgia; Boise, Idaho; Indianapolis, Indiana; Rice, Minnesota; Springfield, Missouri; Portland, Oregon; Middletown, Pennsylvania; and Dallas, Texas.

North America Foods

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


Item 4.          Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended February 28, 1997.


EXECUTIVE OFFICERS OF THE COMPANY.

     The information contained in Item 10 in Part III hereof under the heading "Executive Officers of the Company" is incorporated by reference in Part I of this Report.


                                PART II

Item 5.          Market for Registrant's Common Equity and
                 Related Stockholder Matters.

     The Company's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Company's Common Stock as reported in the consolidated transaction reporting system and the amount of the cash dividends paid on the Company's Common Stock for each quarterly period within the two most recent fiscal years, shown in Note 18 to the Company's Consolidated Financial Statements on page 38 of the 1997 Annual Report to Stockholders, are incorporated herein by reference.

     As of May 1, 1997, there were 4,944 holders of record of the Common Stock of the Company.


Item 6.          Selected Financial Data.

     The information for fiscal years 1993 through 1997 in the "Six-Year Comparative Summary" on page 39 of the 1997 Annual Report to Stockholders under the headings "Consolidated Summary of Operations," "Year-End Financial Position" and "Dividends Paid" is incorporated herein by reference. The information contained in Note 4 ("Unusual Items") to the Company's Consolidated Financial Statements on pages 27 and 28 of the 1997 Annual Report to Stockholders is also incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 through 20 of the 1997 Annual Report to Stockholders is incorporated herein by reference.


Item 8.          Financial Statements and Supplementary Data.

     The Independent Auditors' Report, the Company's Consolidated Financial Statements as of February 28, 1997 and February 29, 1996, and for each of the fiscal years in the three-year period ended February 28, 1997, and the Notes to the Company's Consolidated Financial Statements on pages 21 through 38 of the 1997 Annual Report to Stockholders are incorporated herein by reference.


Item 9.          Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                                PART III

Item 10.         Directors and Executive Officers of the Registrant.

     The section under the heading "Election of Directors" on pages 3 through 6 and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22 of the Company's Proxy Statement dated May 15, 1997 ("1997 Proxy Statement") are incorporated herein by reference.

Executive Officers of the Company

     The following sets forth the name, age and business experience for at least the past five years of each of the executive officers of the Company as of May 1, 1997. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.


Name              Age  Positions Held                   Period

Gary E. Costley   53   Chairman of the Board, President  January 1, 1997
                         and Chief Executive Officer       to present
                       Dean of the Babcock Graduate      1995 to 1996
                         School of Management at
                         Wake Forest University
                       Executive Vice President of       1992 to 1994
                         Kellogg Company and President,
                         Kellogg North America
                       Executive Vice President of       1988 to 1992
                         Kellogg Company and President
                         and Chairman, Kellogg, USA

Jeffrey E. Boies  52   President, VSA, Inc.             October 28, 1996
                                                          to present
                       President and Chief Executive     1995 to 1996
                         Officer of Sysco Food
                         Services/Cincinnati
                       President and Chief Executive     1993 to 1995
                         Officer of Sysco Food
                         Services/Albany
                       President and Chief Executive     1984 to 1993
                         Officer of Sysco Food
                         Services/Houston

Frank W. Bonvino  55   Vice President, General Counsel   1992 to present
                         and Secretary
                       Vice President and Associate      1991 to 1992
                         General Counsel

D. Bruce Kean     57   President - Multifoods            1994 to present
                         Specialty Distribution, Inc.
                       Senior Vice President             1989 to 1994
                         Leprino Foodservice Distribution
                         Division of Leprino Foods Company

Fidias Robuste    59   President and Managing Director   1993 to present
                         Molinos Nacionales, C.A.
                         (MONACA)
                       Vice President-Operations of      1989 to 1993
                         Molinos Nacionales, C.A. (MONACA)

William L. Trubeck 50  Senior Vice President-Finance     March 1, 1997
                         and Chief Financial Officer       to present
                       Senior Vice President and Chief   1994 to 1996
                         Financial Officer of
                         SPX Corporation
                       Senior Vice President and Chief   1993 to 1994
                         Financial Officer of
                         Honeywell Inc.
                       Chief Financial and               1991 to 1993
                       Administrative Officer of
                         White & Case

Robert S. Wright  50   President, North America Foods    1995 to present
                       President, Specialty              1994 to 1995
                         Brands Division
                        of Foodbrands America, Inc.
                       President, Prepared Foods         1992 to 1994
                         Division of International
                         Multifoods Corporation
                       Vice President, Marketing         1991 to 1992
                         of MasterLock Co.
                       Group Vice President of           1989 to 1991
                         Universal Foods Corporation

     The executive officers of the Company are elected annually by the Board of Directors with the exception of the Presidents of the Company's business units, who hold appointed offices.


Item 11.     Executive Compensation.

     The section under the heading "Election of Directors" entitled "Compensation of Directors" on page 7 and the section entitled
"Executive Compensation" on pages 12 through 21 of the 1997 Proxy
Statement are incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and
Management.

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the 1997 Proxy Statement is incorporated herein by reference.

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

                                 PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.

     (a)     Documents Filed as a Part of this Report

1.     Financial Statements

     The following consolidated financial statements of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon, included in the 1997 Annual Report to Stockholders, are incorporated by reference in Part II, Item 8, hereof:

          Independent Auditors' Report
          Consolidated Statements of Earnings - Years ended
              February 28, 1997, February 29, 1996 and February 28,
              1995
          Consolidated Balance Sheets - February 28, 1997 and
              February 29, 1996
          Consolidated Statements of Cash Flows - Years ended
              February 28, 1997, February 29, 1996 and
              February 28, 1995
          Notes to Consolidated Financial Statements

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

4.5 Credit Agreement dated as of March 22, 1996 among International Multifoods Corporation, various financial institutions, Bankers Trust Company, as Syndication Agent, The First National Bank of Chicago, as Documentation Agent, and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

4.6 Credit Agreement dated as of May 30, 1996 among Robin Hood Multifoods Inc., various financial institutions and Canadian Imperial Bank of Commerce, as Agent (incorporated herein by reference to Exhibit
4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996).


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

10.2          1997 Stock-Based Incentive Plan of International
Multifoods Corporation.*

10.3 Amended and Restated 1989 Stock-Based Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993).*

10.4          1986 Stock Option Incentive Plan of International
Multifoods Corporation (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-
6223)).*

10.5 Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).*

10.6 Multifoods Division Long-Term Incentive Program (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.7          Management Benefit Plan of International Multifoods
Corporation, Restated Effective January 1, 1997.*

10.8 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.9 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.10 First Amendment to the Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993.*

10.11 Supplemental Deferred Compensation Plan of International Multifoods Corporation, Adopted Effective April 1, 1997.*

10.12 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.13          Trust Agreement, dated February 25, 1991, between
International Multifoods Corporation and Norwest Bank Minnesota,
National Association, as successor trustee to Bank of America NT and SA, relating to the Supplemental Retirement Benefit for Anthony Luiso
(incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1993).*

10.14 Employment Agreement, dated as of November 1 1996, between International Multifoods Corporation and Gary E. Costley
(incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996).*

10.15 Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of the Company's executive officers, other than Gary E. Costley (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.16          Letter Agreement, dated July 10, 1995, between
International Multifoods Corporation and Robert S. Wright regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.17 Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.18 Letter Agreement, dated September 24, 1996, between International Multifoods Corporation and Jeffrey E. Boies regarding benefits and severance arrangements.*

10.19 Memorandum of understanding, dated May 7, 1997, between International Multifoods Corporation and Jeffrey E. Boies regarding supplemental retirement benefits.*

10.20 Separation Agreement dated June 21, 1996 between Anthony Luiso and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996).*

10.21 Separation Agreement dated December 31, 1996 between International Multifoods Corporation and Duncan H. Cocroft.*

10.22 Letter dated January 3, 1997 from the Company to Devendra Mishra regarding separation from employment with the Company.*

10.23 Agreement dated February 19, 1997 between International Multifoods Corporation and Devendra Mishra.*

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

10.26 First Amendment to Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993.*

10.27 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.28 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1993).*

10.29 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Doskocil Companies Incorporated (Buyer) dated as of March 17, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 1994).

10.30 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Tyson Foods, Inc. (Buyer) dated as of June 7, 1995 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 26, 1995).

11          Computation of Earnings (Loss) Per Common Share.

12          Computation of Ratio of Earnings to Fixed Charges.

13          1997 Annual Report to Stockholders (only those portions
expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21          List of significant subsidiaries of the Company.

23          Consent of KPMG Peat Marwick LLP.

27          Financial Data Schedule.

____________________
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.


     (b)     Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended February 28, 1997.

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

                                    INTERNATIONAL MULTIFOODS CORPORATION



Dated:   May 15, 1997               By  /s/ Gary E. Costley
                                      ---------------------------------
                                        Gary E. Costley, Ph.D.
                                        Chairman of the Board, President
                                        and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






/s/ Gary E. Costley       Chairman of the Board, President  May 15, 1997
-------------------------
Gary E. Costley, Ph.D.    and Chief Executive Officer
                          (Principal Executive Officer)
                          and Director



/s/ William L. Trubeck    Senior Vice President - Finance   May 15, 1997
-------------------------
William L. Trubeck        and Chief Financial Officer
                          (Principal Financial Officer)



/s/ Dennis R. Johnson     Vice President and                May 15, 1997
-------------------------
Dennis R. Johnson         Controller
                          (Principal Accounting Officer)



/s/ James G. Fifield      Director                          May 15, 1997
-------------------------
James G. Fifield



/s/ Robert M. Price       Director                          May 15, 1997
-------------------------
Robert M. Price




/s/ Nicholas L. Reding    Director                          May 15, 1997
-------------------------
Nicholas L. Reding




/s/ Jack D. Rehm          Director                          May 15, 1997
-------------------------
Jack D. Rehm




/s/ Lois D. Rice          Director                          May 15, 1997
-------------------------
Lois D. Rice




/s/ Richard K. Smucker    Director                          May 15, 1997
-------------------------
Richard K. Smucker




/s/ Dolph W. von Arx      Director                          May 15, 1997
-------------------------
Dolph W. von Arx






Independent Auditors' Report



The Board of Directors and Shareholders of
International Multifoods Corporation:


Under date of April 8, 1997, we reported on the consolidated balance sheets of International Multifoods Corporation and subsidiaries as of February 28, 1997 and February 29, 1996 and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended February 28, 1997, as contained in the 1997 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended February 28, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                /s/KPMG Peat Marwick LLP
                                                KPMG Peat Marwick LLP



Minneapolis, Minnesota
April 8, 1997




                                             Schedule II

                        INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                                  Valuation and Qualifying Accounts
                                 Three years ended February 28, 1997
                                             (in thousands)





                                                     Additions
                                             -----------------------
                                Balance at   Net charges                                 Balance
                                beginning    to costs and                                at end
Description                      of year       expenses       Other      Deductions      of year
------------                    ----------   ------------    -------     ----------      -------
Allowance deducted from assets
  for doubtful receivables:

Year ended February 28, 1997     $13,982       $2,862        $    -        $7,505(a)     $ 9,339(b)
                                  ======        =====         =====         =====         ======

Year ended February 29, 1996     $ 6,708       $5,783        $2,877        $1,386(a)     $13,982(b)
                                  ======        =====         =====         =====         ======

Year ended February 28, 1995     $ 5,219       $4,477        $1,190        $4,178(a)     $ 6,708(b)
                                  ======        =====         =====         =====         ======

Notes: (a) Deductions include accounts charged off, net of recoveries, and foreign currency translation adjustments which arise from changes in current rates of exchange.
       (b) Classified in the balance sheets as follows:

                                                       1997     1996    1995
                                                     ------  -------  ------
            Trade accounts receivable                $9,339  $13,977  $6,658
            Miscellaneous receivables - current           -        5      50
                                                     ------  -------  ------
                                                     $9,339  $13,982  $6,708
                                                     ======  =======  ======



                         INDEX TO EXHIBITS
                   TO ANNUAL REPORT ON FORM 10-K OF
                 INTERNATIONAL MULTIFOODS CORPORATION
              FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997


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

4.5 Credit Agreement dated as of March 22, 1996 among International Multifoods Corporation, various financial institutions, Bankers Trust Company, as Syndication Agent, The First National Bank of Chicago, as Documentation Agent, and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

4.6 Credit Agreement dated as of May 30, 1996 among Robin Hood Multifoods Inc., various financial institutions and Canadian Imperial Bank of Commerce, as Agent (incorporated herein by reference to Exhibit
4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996).


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

10.2          1997 Stock-Based Incentive Plan of International
Multifoods Corporation.*

10.3 Amended and Restated 1989 Stock-Based Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993).*

10.4          1986 Stock Option Incentive Plan of International
Multifoods Corporation (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-
6223)).*

10.5 Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).*

10.6 Multifoods Division Long-Term Incentive Program (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.7          Management Benefit Plan of International Multifoods
Corporation, Restated Effective January 1, 1997.*

10.8 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.9 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.10 First Amendment to the Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993.*

10.11 Supplemental Deferred Compensation Plan of International Multifoods Corporation, Adopted Effective April 1, 1997.*

10.12 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.13          Trust Agreement, dated February 25, 1991, between
International Multifoods Corporation and Norwest Bank Minnesota,
National Association, as successor trustee to Bank of America NT and SA, relating to the Supplemental Retirement Benefit for Anthony Luiso
(incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1993).*

10.14 Employment Agreement, dated as of November 1 1996, between International Multifoods Corporation and Gary E. Costley
(incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996).*

10.15 Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of the Company's executive officers, other than Gary E. Costley (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.16          Letter Agreement, dated July 10, 1995, between
International Multifoods Corporation and Robert S. Wright regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.17 Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.18 Letter Agreement, dated September 24, 1996, between International Multifoods Corporation and Jeffrey E. Boies regarding benefits and severance arrangements.*

10.19 Memorandum of understanding, dated May 7, 1997, between International Multifoods Corporation and Jeffrey E. Boies regarding supplemental retirement benefits.*

10.20 Separation Agreement dated June 21, 1996 between Anthony Luiso and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996).*

10.21 Separation Agreement dated December 31, 1996 between International Multifoods Corporation and Duncan H. Cocroft.*

10.22 Letter dated January 3, 1997 from the Company to Devendra Mishra regarding separation from employment with the Company.*

10.23 Agreement dated February 19, 1997 between International Multifoods Corporation and Devendra Mishra.*

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

10.26 First Amendment to Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993.*

10.27 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.28 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1993).*

10.29 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Doskocil Companies Incorporated (Buyer) dated as of March 17, 1994 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 1994).

10.30 Stock Purchase Agreement between International Multifoods Corporation (Seller) and Tyson Foods, Inc. (Buyer) dated as of June 7, 1995 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 26, 1995).

11          Computation of Earnings (Loss) Per Common Share.

12          Computation of Ratio of Earnings to Fixed Charges.

13          1997 Annual Report to Stockholders (only those portions
expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21          List of significant subsidiaries of the Company.

23          Consent of KPMG Peat Marwick LLP.

27          Financial Data Schedule.



________________
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.