Form 10-Q
period 1997-05-31
INTERNATIONAL MULTIFOODS CORP
filed 1997-07-11
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended May 31, 1997

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

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of June 30, 1997 was 18,187,844.



                         PART I. FINANCIAL INFORMATION

             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations
                                  (unaudited)
                  (in thousands, except per share amounts)


                                                   THREE MONTHS ENDED
                                                   May 31,      May 31,
                                                     1997         1996
----------------------------------------------------------------------
Net sales                                        $667,186     $626,073
Cost of sales                                    (573,687)    (536,758)
----------------------------------------------------------------------
Gross profit                                       93,499       89,315
Delivery and distribution                         (40,657)     (40,431)
Selling, general and administrative               (45,315)     (42,298)
Unusual items                                           -       (3,600)
----------------------------------------------------------------------
Operating earnings                                  7,527        2,986
Interest, net                                      (4,484)      (4,290)
Other income (expense), net                          (186)         222
----------------------------------------------------------------------
Earnings (loss) before income taxes                 2,857       (1,082)
Income taxes                                         (857)         649

Net earnings (loss)                              $  2,000     $   (433)
======================================================================

Net earnings (loss) per share of common stock    $    .11     $   (.02)
======================================================================

Average shares of common stock outstanding         18,016       17,969
======================================================================

Dividends per share of common stock              $    .20     $    .20
======================================================================

See accompanying notes to consolidated condensed financial statements.



            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                              (in thousands)
                                                             Condensed
                                                            from audited
                                                              financial
                                              (Unaudited)     statements
                                                May 31,        Feb. 28,
                                                  1997            1997
-----------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                    $  8,939        $  8,753
  Trade accounts receivable, net                177,259         207,459
  Inventories                                   280,248         283,948
  Other current assets                           64,350          63,096
-----------------------------------------------------------------------
    Total current assets                        530,796         563,256
-----------------------------------------------------------------------
Property, plant and equipment, net              222,003         225,357
Goodwill, net                                    86,975          87,641
Other assets                                     38,748          39,034
-----------------------------------------------------------------------
Total assets                                   $878,522        $915,288
-----------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                $ 90,426        $ 88,201
  Current portion of long-term debt              30,078           6,790
  Accounts payable                              177,973         206,966
  Other current liabilities                      60,344          70,037
-----------------------------------------------------------------------
    Total current liabilities                   358,821         371,994
-----------------------------------------------------------------------
Long-term debt                                  178,834         202,328
Employee benefits and other liabilities          51,884          51,388
-----------------------------------------------------------------------
    Total liabilities                           589,539         625,710
-----------------------------------------------------------------------
Shareholders' equity:
  Common stock                                    2,184           2,184
  Other shareholders' equity                    286,799         287,394
-----------------------------------------------------------------------
    Total shareholders' equity                  288,983         289,578
-----------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------
Total liabilities and shareholders' equity     $878,522        $915,288
=======================================================================
See accompanying notes to consolidated condensed financial statements.



           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
             Consolidated Condensed Statements of Cash Flows
                               (unaudited)
                              (in thousands)

                                                       THREE MONTHS ENDED
                                                       May 31,       May 31,
                                                         1997          1996
---------------------------------------------------------------------------
Cash flows from operations:
  Net earnings (loss)                                 $ 2,000       $  (433)
  Adjustments to reconcile net earnings (loss)
    to cash provided by (used for) operations:
      Depreciation and amortization                     7,506         7,476
      Deferred income tax expense (benefit)               408          (975)
      Provision for losses on receivables                 845           767
      Provision for unusual charges                         -         3,600
      Changes in operating assets and liabilities:
          Accounts receivable                          29,092         8,373
          Inventories                                   3,358       (21,612)
          Other current assets                         (1,353)        2,780
          Accounts payable                            (28,714)           37
          Other current liabilities                    (9,633)      (10,097)
      Other, net                                          504           515
---------------------------------------------------------------------------
               Cash provided by (used for) operations   4,013        (9,569)
---------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                 (4,045)       (4,141)
  Proceeds from property disposal                         198            58
---------------------------------------------------------------------------
               Cash used for investing activities      (3,847)       (4,083)
---------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in notes payable                         2,321        27,733
  Net decrease in long-term debt                            -        (8,500)
  Dividends paid                                       (3,635)       (3,571)
  Proceeds from issuance of common stock                2,107             -
  Purchase of treasury stock                             (769)          (16)
  Other, net                                              (15)         (102)
---------------------------------------------------------------------------
              Cash provided by
                 financing activities                       9        15,544
---------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                     11           190
---------------------------------------------------------------------------
Net increase in cash and cash equivalents                 186         2,082
Cash and cash equivalents at beginning of period        8,753         7,508
---------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 8,939       $ 9,590
===========================================================================
See accompanying notes to consolidated condensed financial statements.

             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                  (unaudited)

(1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of May 31, 1997 and the results of its operations and cash flows for the three months ended May 31, 1997 and 1996. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1997. The results of operations for the three months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.


(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the inflation element inherent in interest rates on Venezuelan local currency borrowings and the foreign exchange gains and losses, which occur on such borrowings, as a component of cost of sales. Accordingly, cost of sales increased by $0.5 million and $0.3 million for the three months ended May 31, 1997 and 1996, respectively.


(3) Interest, net consisted of the following (in thousands):

                                   Three Months Ended
                                    May 31,    May 31,
                                      1997       1996
-----------------------------------------------------
Interest expense                    $5,422     $4,389
Capitalized interest                    (9)        (9)
Non-operating interest income         (929)       (90)
-----------------------------------------------------
  Interest, net                     $4,484     $4,290
=====================================================

Cash payments for interest, net of amounts capitalized were $6.5 million in each three-month period ended May 31, 1997 and 1996.


(4) Income taxes - Cash payments for income taxes for the three months ended May 31, 1997 and 1996 were $3.8 million and $3.9 million, respectively.


(5) Supplemental balance sheet information (in thousands)

                                                  May 31,      Feb. 28,
                                                    1997          1997
----------------------------------------------------------------------
Trade accounts receivable, net:
  Trade                                         $184,185      $216,798
  Allowance for doubtful accounts                 (6,926)       (9,339)
----------------------------------------------------------------------
   Total trade accounts receivable, net         $177,259      $207,459
======================================================================

Inventories:
  Raw materials, excluding grain                $ 17,539      $ 15,776
  Grain                                           71,210        86,500
  Finished and in-process goods                  183,656       174,274
  Packages and supplies                            7,843         7,398
----------------------------------------------------------------------
   Total inventories                            $280,248      $283,948
======================================================================

Property, plant and equipment, net:
  Land                                          $ 13,401      $ 13,413
  Buildings and improvements                      93,237        93,099
  Machinery and equipment                        233,211       228,514
  Transportation equipment                         6,947         7,194
  Improvements in progress                        12,610        15,019
----------------------------------------------------------------------
                                                 359,406       357,239
  Accumulated depreciation                      (137,403)     (131,882)
----------------------------------------------------------------------
   Total property, plant and equipment, net     $222,003      $225,357
======================================================================


(6) Segment information (in millions)

                                    Net     Operating   Unusual  Operating
                                   Sales      Costs      Items    Earnings
--------------------------------------------------------------------------
Three Months Ended May 31, 1997
  Foodservice Distribution        $449.4     $(445.3)     $   -       $4.1
  North America Foods              115.5      (112.5)         -        3.0
  Venezuela Foods                  102.3       (99.5)         -        2.8
  Corporate Expenses                   -        (2.4)         -       (2.4)
--------------------------------------------------------------------------
    Total                         $667.2     $(659.7)     $   -       $7.5
==========================================================================
Three Months Ended May 31, 1996
  Foodservice Distribution        $443.3     $(438.2)     $   -       $5.1
  North America Foods              111.6      (109.5)         -        2.1
  Venezuela Foods                   71.2       (69.1)         -        2.1
  Corporate Expenses                   -        (2.7)      (3.6)      (6.3)
--------------------------------------------------------------------------
    Total                         $626.1     $(619.5)     $(3.6)      $3.0
==========================================================================

             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Results of
                      Operations and Financial Condition
                                 (Unaudited)

Results of Operations:

For the first quarter ended May 31, 1997 compared with the corresponding prior period

Overview
Fiscal 1998 first quarter net earnings were $2 million, or 11 cents per share, compared with a net loss of $0.4 million, or 2 cents per share, a year ago. Net earnings in fiscal 1998 improved on higher operating earnings in the North America Foods and Venezuela Foods business segments. Last year's results were adversely affected by after tax unusual charges of $2.2 million, or 12 cents per share, for costs resulting from the resignation of the Company's former chief executive officer and from business assessment studies.

Net sales for fiscal 1998 increased 7% to $667.2 million primarily from the Venezuela Foods business segment.

Segment Results
Foodservice Distribution first quarter net sales increased 1% to $449.4 million, compared with $443.3 million a year ago. Vending and limited-menu distribution businesses had an increase in net sales, which was substantially offset by lower sales volumes to a major customer of the Company's food exporting business that distributes food products in Russia. This volume decline was attributable to business disruptions the customer experienced from the Russian government commencing the enforcement of tariffs which delayed the unloading of shipments and distribution of product in Russia.
The Company expects that the sales and earnings contribution from this customer in fiscal 1998 will be below last year.

Foodservice Distribution operating earnings declined 20% to $4.1 million, compared with $5.1 million last year. The decline was the result of the lower volumes with the major customer of the food exporting business and from lower gross margins in vending distribution. The gross margin decline was the result of competitive pricing pressures. In addition, last year included a benefit from the purchase of candy inventories at favorable prices which was partially offset by the favorable impact in the current year of purchasing coffee prior to world market price increases. Foodservice Distribution operating results also included higher earnings in limited-menu distribution as a result of lower operating costs.

North America Foods first quarter net sales increased 3% to $115.5 million, compared with $111.6 million a year ago. Sales were up on higher Canadian commercial flour volumes but were partially offset by lower volumes in Canadian frozen bakery products resulting from continued competitive pressures. Operating earnings increased 43% to $3 million, compared with $2.1 million last year. Operating earnings increased on higher gross margins from improved manufacturing efficiencies, the higher commercial flour volumes and an improved customer mix in the United States. The increase was partially offset by the volume decline in Canadian frozen bakery products.

Venezuela Foods first quarter net sales increased 44% to $102.3 million, compared with $71.2 million a year ago. Net sales in the prior year were adversely impacted by significant devaluation in the exchange rate while the Company operated under price controls. The Venezuelan government eliminated price controls last year. Operating earnings increased 33% to $2.8 million, compared with $2.1 million last year. Although earnings increased, current year results were adversely affected by competitive pricing pressures coupled with higher costs of locally grown grain and distribution. Operating earnings in the prior year were depressed by the significant devaluation of the exchange rate.

The Company expects that the competitive pricing pressures coupled with the higher costs will continue. The Company also expects that Venezuela Foods operating results in the second quarter of fiscal 1998 will be significantly lower than the second quarter last year. Second quarter fiscal 1997 results were positively impacted by the removal of price and foreign exchange controls and other effects of the transition to a free-market economy.

Non-operating Expense and Income
Net interest expense increased to $4.5 million from $4.3 million last year on higher debt levels partially offset by lower interest rates in Canada.


Financial Condition:

Capital Resources and Liquidity

The debt-to-total capitalization ratio of 51% remained unchanged from February 28, 1997. Working capital increased on lower accounts payable attributable to the timing of payments. Partially offsetting this increase was a reduction in accounts receivable in the Company's food exporting business resulting from lower sales volumes with a major customer that distributes food products in Russia. The major customer is past due on certain accounts receivable owed to the Company as a result of business disruptions it has experienced, as discussed above. The Company continues to receive payments on these receivables, although on longer payment terms, and management expects that all amounts due will be collected.

On June 5, 1997, the Company announced that it intends to sell its Canada Frozen bakery unit. The Company believes that the sale will not have a material affect on full-year fiscal 1998 results of operations. The Company anticipates using the proceeds from the sale to reduce debt.

On July 9, 1997, the Company announced that it will combine its vending distribution and limited-menu distribution businesses into a single distribution business to more quickly capitalize on growth opportunities and achieve cost savings. The Company is unable to estimate one-time charges, if any, associated with the combination as specific actions have not yet been determined. The combination is expected to result in significant long-term benefits, net of any one-time charges.


                                PART II

                            OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

    (a)    Exhibits

           10.1 Letter Agreement, dated February 3, 1997, between William L. Trubeck and International Multifoods
                 Corporation regarding benefits and severance arrangements.

           10.2 Consulting Agreement, dated May 1, 1997, between RFM Enterprises, Inc. and International Multifoods
                 Corporation.

           10.3 Memorandum of understanding, dated May 7, 1997, between William L. Trubeck and International Multifoods
                 Corporation regarding supplemental retirement benefits.

           10.4 Amendment to Consulting Agreement, dated May 9, 1997, between International Multifoods Corporation and RFM Inc.

           11.   Computation of Earnings (Loss) Per Common Share.

           12.  Computation of Ratio of Earnings to Fixed Charges.

           27.  Financial Data Schedule.

     (b)        Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended May 31, 1997.



                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INTERNATIONAL MULTIFOODS CORPORATION




Date:  July 11, 1997                   By: /s/ William L. Trubeck
                                           William L. Trubeck
                                           Senior Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                            Duly Authorized Officer)





                                 EXHIBIT INDEX




     10.1 Letter Agreement, dated February 3, 1997, between William L. Trubeck and International Multifoods Corporation regarding benefits and severance arrangements.

     10.2  Consulting Agreement, dated May 1, 1997, between RFM
           Enterprises, Inc. and International Multifoods Corporation.

     10.3  Memorandum of understanding, dated May 7, 1997, between William
           L. Trubeck and International Multifoods Corporation regarding supplemental retirement benefits.

     10.4 Amendment to Consulting Agreement, dated May 9, 1997, between International Multifoods Corporation and RFM Inc.

     11.   Computation of Earnings (Loss) Per Common Share.

     12.   Computation of Ratio of Earnings to Fixed Charges.

     27.   Financial Data Schedule.