Form 10-Q
period 1997-08-31
INTERNATIONAL MULTIFOODS CORP
filed 1997-10-03
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
  [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1997

                                    OR

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _________

                           Commission File Number
                                1-6699

                 INTERNATIONAL MULTIFOODS CORPORATION
         (Exact name of registrant as specified in its charter)

               Delaware                       41-0871880
(State or other jurisdiction of
incorporation or organization)     (I.R.S. Employer Identification No.)



     33 South 6th Street, Minneapolis, Minnesota           55402
     (Address of principal executive offices)            (Zip Code)


                                 (612) 340-3300
             (Registrant's telephone number, including area code)


                                (not applicable)
              (Former name, former address and former fiscal year,
                        if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes X      No____

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 30, 1997 was 18,461,144.



                           PART I. FINANCIAL INFORMATION

                INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Statements of Earnings
                                  (unaudited)
                       (in thousands, except per share amounts)


                       THREE MONTHS ENDED          SIX MONTHS ENDED
                     ---------------------    ------------------------
                      Aug. 31,     Aug. 31,      Aug. 31,      Aug. 31,
                         1997         1996          1997          1996
----------------------------------------------------------------------
Net sales            $629,213     $634,499    $1,296,399    $1,260,572
Cost of sales        (540,723)    (539,729)   (1,114,410)   (1,076,487)
----------------------------------------------------------------------
Gross profit           88,490       94,770       181,989       184,085
Delivery and
  distribution        (40,101)     (41,573)      (80,758)      (82,004)
Selling, general
  and administrative  (39,134)     (42,836)      (84,449)      (85,134)
Unusual items               -            -             -        (3,600)
----------------------------------------------------------------------
Operating earnings      9,255       10,361        16,782        13,347
Interest, net          (3,049)      (4,440)       (7,533)       (8,730)
Other income
  (expense), net          278         (214)           92             8
----------------------------------------------------------------------
Earnings before
  income taxes          6,484        5,707         9,341         4,625
Income taxes           (1,945)      (1,712)       (2,802)       (1,063)
----------------------------------------------------------------------
Net earnings         $  4,539     $  3,995    $    6,539    $    3,562
======================================================================
Net earnings per share
  of common stock    $    .25     $    .22    $      .36    $      .20
======================================================================
Average shares
  of common stock
  outstanding          18,234       17,983        18,125        17,981
======================================================================
Dividends per
  share of common
  stock              $    .20     $    .20    $      .40    $      .40
======================================================================

See accompanying notes to consolidated condensed financial statements.




            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                                 (in thousands)
                                                             Condensed
                                                            from audited
                                                              financial
                                              (Unaudited)     statements
                                               Aug. 31,        Feb. 28,
                                                  1997           1997
------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                    $  5,568        $  8,753
  Trade accounts receivable, net                159,020         207,459
  Inventories                                   269,622         283,948
  Other current assets                           64,620          63,096
-----------------------------------------------------------------------
    Total current assets                        498,830         563,256
-----------------------------------------------------------------------

Property, plant and equipment, net              219,239         225,357
Goodwill, net                                    86,311          87,641
Other assets                                     38,602          39,034
-----------------------------------------------------------------------
Total assets                                   $842,982        $915,288
=======================================================================

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                $ 18,724        $ 88,201
  Current portion of long-term debt              30,064           6,790
  Accounts payable                              204,231         206,966
  Other current liabilities                      63,678          70,037
-----------------------------------------------------------------------
    Total current liabilities                   316,697         371,994
-----------------------------------------------------------------------
Long-term debt                                  178,769         202,328
Employee benefits and other liabilities          52,268          51,388
-----------------------------------------------------------------------
    Total liabilities                           547,734         625,710
-----------------------------------------------------------------------
Shareholders' equity:
  Common stock                                    2,184           2,184
  Other shareholders' equity                    293,064         287,394
-----------------------------------------------------------------------
    Total shareholders' equity                  295,248         289,578
-----------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------
Total liabilities and shareholders' equity     $842,982        $915,288
=======================================================================

See accompanying notes to consolidated condensed financial statements.


           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

             Consolidated Condensed Statements of Cash Flows
                               (unaudited)
                              (in thousands)

                                                   SIX MONTHS ENDED
                                                ---------------------
                                                Aug. 31,      Aug. 31,
                                                   1997          1996
---------------------------------------------------------------------
Cash flows from operations:
  Net earnings                                   $ 6,539       $ 3,562
  Adjustments to reconcile net earnings
    to cash provided by operations:
      Depreciation and amortization               15,283        14,970
      Deferred income tax expense (benefit)          968          (614)
      Provision for losses on receivables            183         2,376
      Provision for unusual charges                    -         3,600
      Changes in operating assets and liabilities:
          Accounts receivable                     47,131         4,879
          Inventories                             13,703       (25,816)
          Other current assets                    (1,913)        1,072
          Accounts payable                        (1,865)       15,798
          Other current liabilities               (6,099)       (7,062)
      Other, net                                    (604)        1,239
----------------------------------------------------------------------
             Cash provided by operations          73,326        14,004
----------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                            (8,834)      (13,490)
  Proceeds from property disposals                 1,304           257
----------------------------------------------------------------------
             Cash used for investing activities   (7,530)      (13,233)
----------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in notes payable       (68,739)       13,852
  Net increase (decrease) in long-term debt          145        (9,500)
  Dividends paid                                  (7,263)       (7,313)
  Proceeds from issuance of common stock           7,748            14
  Purchase of treasury stock                        (799)          (16)
  Other, net                                         (15)         (164)
----------------------------------------------------------------------
             Cash used for financing activities  (68,923)       (3,127)
----------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                               (58)          163
---------------------------------------------------------------------
Net decrease in cash and cash equivalents         (3,185)       (2,193)
Cash and cash equivalents at beginning of period   8,753         7,508
----------------------------------------------------------------------
Cash and cash equivalents at end of period       $ 5,568       $ 5,315
======================================================================

See accompanying notes to consolidated condensed financial statements.



            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements

                                  (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of August 31, 1997 and the results of its operations for the three and six months ended
August 31, 1997 and 1996 and cash flows for the six months ended
August 31, 1997 and 1996. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1997. The results of operations for the three and six months ended August 31, 1997, are not necessarily indicative of the results to be expected for the full year.

(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the inflation element inherent in interest rates on Venezuelan local currency borrowings and the foreign exchange gains and losses, which occur on such borrowings, as a component of cost of sales. Cost of sales was not affected for the three months ended
August 31, 1997, but increased by $0.5 million for the six months ended August 31, 1997. For the three and six months ended August 31, 1996, cost of sales increased $1.2 million and $1.5 million, respectively.


(3) Interest, net consisted of the following (in thousands):

                              Three Months Ended      Six Months Ended
                              ------------------     ------------------
                              Aug. 31,   Aug. 31,    Aug. 31,   Aug. 31,
                                 1997       1996        1997       1996
-----------------------------------------------------------------------
Interest expense               $4,536     $4,548      $9,958     $8,937
Capitalized interest                -        (10)         (9)       (19)
Non-operating interest income  (1,487)       (98)     (2,416)      (188)
-----------------------------------------------------------------------
  Interest, net                $3,049     $4,440      $7,533     $8,730
=======================================================================

Cash payments for interest, net of amounts capitalized for the six months ended August 31, 1997 and 1996 were $10.0 million and $8.6 million, respectively.


(4) Income taxes - Cash refunds for income taxes for the six months ended August 31, 1997 were $0.4 million, while cash payments for income taxes for the six months ended August 31, 1996 were $4.8 million.


(5) Supplemental balance sheet information (in thousands)

                                                 Aug. 31,      Feb. 28,
                                                    1997          1997
----------------------------------------------------------------------
Trade accounts receivable, net:
  Trade                                         $165,572      $216,798
  Allowance for doubtful accounts                 (6,552)       (9,339)
----------------------------------------------------------------------
   Total trade accounts receivable, net         $159,020      $207,459
======================================================================

Inventories:
  Raw materials, excluding grain                $ 18,089      $ 15,776
  Grain                                           65,963        86,500
  Finished and in-process goods                  177,455       174,274
  Packages and supplies                            8,115         7,398
----------------------------------------------------------------------
   Total inventories                            $269,622      $283,948
======================================================================

Property, plant and equipment, net:
  Land                                          $ 13,363      $ 13,413
  Buildings and improvements                      93,618        93,099
  Machinery and equipment                        236,048       228,514
  Transportation equipment                         6,523         7,194
  Improvements in progress                        12,901        15,019
----------------------------------------------------------------------
                                                 362,453       357,239
  Accumulated depreciation                      (143,214)     (131,882)
----------------------------------------------------------------------
   Total property, plant and equipment, net     $219,239      $225,357
======================================================================


(6) Segment information (in millions)
                                                              Operating
                                 Net     Operating   Unusual   Earnings
                                Sales      Costs      Items     (Loss)
-----------------------------------------------------------------------
Three Months Ended August 31, 1997

  Foodservice Distribution   $  424.9   $  (417.7)     $   -      $ 7.2
  North America Foods           116.7      (111.4)         -        5.3
  Venezuela Foods                87.6       (89.0)         -       (1.4)
  Corporate Expenses                -        (1.8)         -       (1.8)
-----------------------------------------------------------------------
    Total                    $  629.2   $  (619.9)     $   -      $ 9.3
=======================================================================
Three Months Ended August 31, 1996

  Foodservice Distribution   $  432.7   $  (432.3)     $   -      $  .4
  North America Foods           114.4      (110.8)         -        3.6
  Venezuela Foods                87.4       (78.5)         -        8.9
  Corporate Expenses                -        (2.6)         -       (2.6)
-----------------------------------------------------------------------
    Total                    $  634.5   $  (624.2)     $   -      $10.3
=======================================================================

Six Months Ended August 31, 1997

  Foodservice Distribution   $  874.3   $  (863.0)     $   -      $11.3
  North America Foods           232.2      (223.9)         -        8.3
  Venezuela Foods               189.9      (188.5)         -        1.4
  Corporate Expenses                -        (4.2)         -       (4.2)
-----------------------------------------------------------------------
    Total                    $1,296.4   $(1,279.6)     $   -      $16.8
=======================================================================
Six Months Ended August 31, 1996

  Foodservice Distribution   $  876.0   $  (870.5)     $   -      $ 5.5
  North America Foods           226.0      (220.3)         -        5.7
  Venezuela Foods               158.6      (147.6)         -       11.0
  Corporate Expenses                -        (5.3)      (3.6)      (8.9)
-----------------------------------------------------------------------
    Total                    $1,260.6   $(1,243.7)     $(3.6)     $13.3
=======================================================================


            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Results of
                      Operations and Financial Condition
                                 (Unaudited)

Results of Operations:

For the second quarter and six months ended August 31, 1997 compared with the corresponding prior periods

Overview

Fiscal 1998 second-quarter net earnings were $4.5 million, or 25 cents per share, compared with $4 million, or 22 cents per share a year ago. Net earnings improved on substantially higher operating earnings in Foodservice Distribution and North America Foods but was largely offset by an operating loss in the Venezuela Foods business segment. Consolidated net sales declined 1% to $629.2 million as a result of lower sales in Foodservice Distribution.

Net earnings for the six months ended August 31, 1997 were $6.5 million, or 36 cents per share, compared with $3.6 million, or 20 cents per share a year ago. Last year's results were adversely affected by after-tax unusual charges of $2.2 million, or 12 cents per share, for costs resulting from the resignation of the Company's former chief executive officer and from business assessment studies. Consolidated net sales increased 3% to $1.3 billion primarily because of higher sales in the Venezuela Foods segment.

Segment Results

Foodservice Distribution second-quarter net sales declined 2% to $424.9 million, compared with $432.7 million a year ago. Net sales declined as a result of decisions to relinquish several low-margin customer accounts in the limited-menu distribution business and a planned reduction in sales to a major customer of the Company's food exporting business that distributes food products in Russia. Net sales in the Company's vending distribution business increased on higher volumes to the independent customer segment. Operating earnings were $7.2 million in the current quarter, compared with $0.4 million last year. Operating earnings increased as result of a substantial improvement in vending distribution which had a modest profit in the current quarter compared with a significant operating loss a year ago. Vending distribution results improved as a result of higher volumes, lower delivery and distribution costs, and a reduction in bad debt expense. Second-quarter vending distribution results also included a benefit from the purchase of coffee prior to world-market price increases. Operating earnings also increased in limited-menu distribution on lower ingredient and operating costs.

Foodservice Distribution net sales for the six-month period declined slightly to $874.3 million, compared with $876 million last year. An increase in vending distribution net sales was offset by lower sales in the food exporting and limited-menu distribution businesses. Operating earnings increased 105% to $11.3 million, compared with $5.5 million last year. Operating earnings increased on essentially the same factors as noted above for the second quarter.

North America Foods second-quarter net sales increased 2% to $116.7 million, compared with $114.4 million last year. Sales were up on higher volumes in Canadian commercial flour and U.S. and Canadian bakery mix products. This increase was partially offset by lower prices in Canadian commercial flour, resulting from a reduction in worldwide wheat costs, and lower volumes in Canadian frozen bakery products. Operating earnings increased 47% to $5.3 million, compared with $3.6 million last year. Operating earnings increased on the higher volumes and on higher margins, resulting from a more favorable customer mix in the United States, improved manufacturing efficiencies and lower ingredient costs.

North America Foods net sales for the six-month period increased 3% to $232.2 million, compared with $226 million last year. Operating earnings increased 46% to $8.3 million, compared with $5.7 million last year. Net sales and operating earnings were affected by essentially the same factors as noted above for the second quarter.

Venezuela Foods second-quarter net sales were $87.6 million, compared with $87.4 million a year ago. The small increase in net sales was the result of higher commercial flour volumes and prices, which were largely offset by a substantial decline in consumer corn flour volumes. Volumes declined because of difficult economic conditions that resulted in a loss of consumer purchasing power and a continuation of competitive pressures. Volumes were also affected as a result of the Company being selected to supply only a small amount of the corn flour to a Venezuelan government subsidy program. The program is designed to make available to low-income consumers certain basic food products at below market prices and involves competitive bids by suppliers to provide product for a specified period. The business segment recognized an operating loss of $1.4 million, compared with operating earnings of $8.9 million last year. In addition to lower corn flour volumes and competitive pricing pressures, the operating loss resulted from significantly higher costs of locally grown grain and distribution. Last year's second quarter results were positively impacted by the removal of price and foreign exchange controls and other effects of the transition to a free-market economy.

Venezuela Foods net sales for the six-month period increased 20% to $189.9 million compared with $158.6 million last year. Net sales in the prior year were adversely affected by a significant devaluation in the free-market exchange rate while the Company operated under price controls. The Venezuela government eliminated price controls last year. Operating earnings declined 87% to $1.4 million, compared with $11 million last year.
Current year results were adversely affected by essentially the same factors as noted above for the second quarter.

The Company expects that the difficult economic and competitive environment will continue and will result in the Company's third-quarter Venezuela Foods operating results being significantly lower than the third quarter last year. The Company further expects full-year Venezuela Foods operating earnings to be significantly below last year.


Non-operating Expense and Income

Second-quarter net interest expense declined to $3 million from $4.4 million a year ago as a result of interest income recognized on U.S. federal income tax refunds, lower debt levels in North America and lower interest rates in Canada. For the six-month periods, net interest expense declined to $7.5 million from $8.7 million a year ago as a result of increased interest income and lower interest rates in Canada.

Income Taxes

For the six-month periods, the Company's effective tax rate was 30% in fiscal 1998 compared with 23% in fiscal 1997. Excluding unusual items, the Company's fiscal 1997 effective tax rate was 30%. The Company's effective tax rate in both periods was affected by a low effective tax rate in Venezuela. If the earnings of the Company's Venezuelan operations fall below currently projected levels, the Company's fiscal 1998 overall effective tax rate will increase from its current level.



Financial Condition:

Capital Resources and Liquidity

The debt-to-total capitalization ratio decreased to 44% at August 31, 1997 from 51% at February 28, 1997, primarily as a result of a reduction in working capital.

Working capital decreased principally on lower inventory and accounts receivable balances. Inventory was lower due to improved management throughout the Company, as well as seasonal factors in Venezuela. The reduction in accounts receivable was primarily the result of significantly lower sales volume with a major customer of the Company's food exporting business that distributes food products in Russia and substantial collections against a significant fiscal year-end accounts receivable balance with this customer.

The Company had accounts receivable from the major customer of the food exporting business of approximately $5 million, a substantial portion of which is past due. In addition, the customer has had difficulty in meeting purchase commitments with the Company as result of business disruptions the customer has experienced at the ports of destination. As a result, the Company owns approximately $25 million of inventory that is held for sale to the customer. In August 1997, the Company and the customer entered into an exit agreement whereby the Company will deliver the remaining inventory to the customer upon payment of 75% of the full purchase price. The remaining 25% will be payable under notes receivable, which provide for full payment plus interest to the Company by November 1999. The Company believes that these notes are fully collectible. The Company was also notified on September 29, 1997 that a vessel chartered by the customer carrying approximately $6 million in Company-owned inventory had been arrested in the port of St. Petersburg, Russia. The Company believes the seizure is unwarranted but is unable to determine the extent to which any loss may result from this action or the extent to which losses, if any, would be covered by insurance.
If the customer is unable to meet its commitments or should the Company be unable to recover its seized inventory, there could be a material adverse effect on the Company's results of operations and financial condition.

On September 23, 1997, the Company announced that it intends to exit its food exporting business by the end of the fiscal year. This business was principally involved in the international trading of food products. Management is currently evaluating a number of options regarding the disposition of this business. In fiscal 1997, operating earnings of the food exporting business were approximately $7.7 million. For the six months ended
August 31, 1997, operating earnings of this business were approximately $2.7 million. Except for the risk of material loss associated with a major customer, as discussed above, the Company does not expect the disposition of the business to result in a material loss.

In June 1997, the Company announced that it intends to sell its Canadian frozen bakery business. In fiscal 1997, the business had net sales of $37 million, had an operating loss and recognized an $11.4 million charge for asset impairment. The Company is having discussions with a number of potential buyers and anticipates the sale to be completed by fiscal year-end. The Company is currently unable to determine whether the sale will result in any additional net loss. The proceeds from the sale will be used to reduce debt.

In July 1997, the Company announced that it will combine its vending distribution and limited-menu distribution businesses into a single distribution business to more quickly capitalize on growth opportunities and achieve cost savings. The Company is unable to estimate one-time charges, if any, associated with the combination as specific actions have not yet been determined.
The combination is expected to result in significant long-term benefits, net of any one-time charges.




                                   PART II
                              OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security Holders

     (a) The 1997 Annual Meeting of Stockholders of International Multifoods Corporation (the "Company") was held on June 20, 1997(the "Annual Meeting"). Holders of the Company's common stock, par value $.10 per share, of record on May 1, 1997 were entitled to one vote per share.

     (c) At the Annual Meeting, Gary E. Costley, Nicholas L. Reding and Jack D. Rehm were elected directors for a term of three years. The number of votes cast for the election of each director and the number of votes withheld are as follows:

                                  FOR               WITHHELD

Gary E. Costley               15,717,684             375,380
Nicholas L. Reding            15,688,587             404,477
Jack D. Rehm                  15,708,539             384,525

The other directors whose term of office as a director continued after the meeting are James G. Fifield, Robert M. Price, Lois D. Rice, Richard K. Smucker and Dolph W. von Arx. In addition, effective September 19, 1997, the Board of Directors of the Company elected Claire L. Arnold a director of the Company.

     With respect to the proposal to approve the Company's 1997
Stock-Based Incentive Plan, there were 15,070,155 votes cast for the proposal, 831,571 votes cast against the proposal and 191,338 abstentions. There were no broker nonvotes with respect to such matter.

     With respect to the proposal to approve the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending February 28, 1998, there were 15,997,686 votes cast for the proposal, 42,742 votes cast against the proposal and 52,636 abstentions. There were no broker nonvotes with respect to such matter.

Item 6.          Exhibits and Reports on Form 8-K

     (a)         Exhibits

                11.     Computation of Earnings Per Common Share.

                12.     Computation of Ratio of Earnings to Fixed
                        Charges.

                27.     Financial Data Schedule.

     (b)        Reports on Form 8-K

                During the quarter ended August 31, 1997, the Company filed a report on Form 8-K dated June 5, 1997 relating to the realignment of the Company's North America Foods segment and the proposed sale of its Canada Frozen bakery unit.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTERNATIONAL MULTIFOODS CORPORATION




Date:    October 3, 1997          By /s/ William L. Trubeck
                                     William L. Trubeck
                                     Senior Vice President - Finance and
                                     Chief Financial Officer
                                     (Principal Financial Officer
                                     and Duly Authorized Officer)



                                   EXHIBIT INDEX




             11.     Computation of Earnings Per Common Share.

             12.     Computation of Ratio of Earnings to Fixed Charges.

             27.     Financial Data Schedule.