Form 10-Q
period 1997-11-30
INTERNATIONAL MULTIFOODS CORP
filed 1997-12-22
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997
                                    OR

  [     ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

                          Commission File Number
                                  1-6699

                        INTERNATIONAL MULTIFOODS CORPORATION
                (Exact name of registrant as specified in its charter)

              Delaware                            41-0871880
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


200 East Lake Street, Wayzata, Minnesota                        55391
(Address of principal executive offices)                      (Zip Code)


                                  (612) 594-3300
               (Registrant's telephone number, including area code)


                33 South 6th Street, Minneapolis, Minnesota  55402
               (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes ___X___     No _____

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of December 19, 1997 was 18,723,055.



                           PART I. FINANCIAL INFORMATION

                INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Statements of Earnings
                                      (unaudited)
                       (in thousands, except per share amounts)


                              THREE MONTHS ENDED         NINE MONTHS ENDED
                             Nov. 30,     Nov. 30,      Nov. 30,      Nov. 30,
                                1997         1996          1997          1996
Net sales                   $676,803     $697,132    $1,973,202    $1,957,704
Cost of sales               (575,423)    (592,561)   (1,689,833)   (1,669,048)
Gross profit                 101,380      104,571       283,369       288,656
Delivery and distribution    (43,069)     (43,405)     (123,827)     (125,409)
Selling, general
  and administrative         (40,202)     (44,307)     (124,651)     (129,441)
Unusual items                      -            -             -        (3,600)
Operating earnings            18,109       16,859        34,891        30,206
Interest, net                 (1,890)      (4,363)       (9,423)      (13,093)
Other income (expense), net     (243)        (158)         (151)         (150)
Earnings before income taxes  15,976       12,338        25,317        16,963
Income taxes                  (6,565)      (3,702)       (9,367)       (4,765)

Net earnings                $  9,411     $  8,636    $   15,950    $   12,198

Net earnings per share
  of common stock           $    .51     $    .48    $      .87    $      .68

Average shares of common
  stock outstanding           18,570       17,980        18,273        17,980

Dividends per share of
  common stock              $    .20     $    .20    $      .60    $      .60


See accompanying notes to consolidated condensed financial statements.



                INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                       Consolidated Condensed Balance Sheets
                                (in thousands)

                                                               Condensed
                                                             from audited
                                                               financial
                                              (Unaudited)     statements
                                               Nov. 30,         Feb. 28,
                                                  1997             1997
Assets

Current assets:
  Cash and cash equivalents                    $  9,118        $  8,753
  Trade accounts receivable, net                167,345         207,459
  Inventories                                   305,682         283,948
  Other current assets                           66,889          63,096
    Total current assets                        549,034         563,256

Property, plant and equipment, net              220,744         225,357
Goodwill, net                                    85,524          87,641
Other assets                                     34,876          39,034
Total assets                                   $890,178        $915,288

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                $ 20,014        $ 88,201
  Current portion of long-term debt              25,058           6,790
  Accounts payable                              242,800         206,966
  Other current liabilities                      62,480          70,037
    Total current liabilities                   350,352         371,994

Long-term debt                                  178,001         202,328
Employee benefits and other liabilities          53,918          51,388
    Total liabilities                           582,271         625,710

Shareholders' equity:
  Common stock                                    2,184           2,184
  Other shareholders' equity                    305,723         287,394
    Total shareholders' equity                  307,907         289,578

Commitments and contingencies

Total liabilities and shareholders' equity     $890,178        $915,288

See accompanying notes to consolidated condensed financial statements.




              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                         NINE MONTHS ENDED
                                                      Nov. 30,      Nov. 30,
                                                         1997          1996
Cash flows from operations:
  Net earnings                                        $15,950       $12,198
  Adjustments to reconcile net earnings
    to cash provided by (used for) operations:
      Depreciation and amortization                    22,983        22,656
      Deferred income tax expense                       3,084         2,135
      Provision for losses on receivables                  94         3,009
      Provision for unusual charges                         -         3,600
      Changes in operating assets and liabilities:
          Accounts receivable                          38,373       (13,582)
          Inventories                                 (23,609)     (101,058)
          Other current assets                         (4,521)       (1,380)
          Accounts payable                             37,833        56,389
          Other current liabilities                    (6,926)       (3,665)
      Other, net                                        3,164           448
               Cash provided by
                 (used for) operations                 86,425       (19,250)
Cash flows from investing activities:
  Capital expenditures                                (19,416)      (19,115)
  Proceeds from property disposals                      1,389           326
               Cash used for investing activities     (18,027)      (18,789)
Cash flows from financing activities:
  Net increase (decrease) in notes payable            (67,341)       57,139
  Net decrease in long-term debt                       (4,827)       (4,500)
  Dividends paid                                      (10,929)      (10,891)
  Proceeds from issuance of common stock               15,970            14
  Purchase of treasury stock                             (799)          (82)
  Other, net                                              (16)         (175)
               Cash provided by (used for)
                  financing activities                (67,942)       41,505
Effect of exchange rate changes on cash
  and cash equivalents                                    (91)          154
Net increase in cash and cash equivalents                 365         3,620
Cash and cash equivalents at beginning of period        8,753         7,508
Cash and cash equivalents at end of period            $ 9,118       $11,128

See accompanying notes to consolidated condensed financial statements.



             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                  (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of November 30, 1997, and the results of its operations for the three and nine months ended
November 30, 1997 and 1996, and cash flows for the nine months ended November 30, 1997 and 1996. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended
February 28, 1997. The results of operations for the three and nine months ended November 30, 1997, are not necessarily indicative of the results to be expected for the full year.

(2) Cost of sales - To more closely match costs with related revenues, the Company classifies the inflation element inherent in interest rates on Venezuelan local currency borrowings and the foreign exchange gains and losses, which occur on such borrowings, as a component of cost of sales. Accordingly, cost of sales increased by $0.5 million and $1.0 million for the three and nine months ended November 30, 1997, respectively. For the three and nine months ended November 30, 1996, cost of sales increased by $1.2 million and $2.6 million, respectively.


(3) Interest, net, consisted of the following (in thousands):

                                   Three Months Ended      Nine Months Ended
                                   Nov. 30,   Nov. 30,    Nov. 30,   Nov. 30,
                                      1997       1996        1997       1996
Interest expense                    $4,162     $4,438     $14,120    $13,375
Capitalized interest                     -         (7)         (9)       (26)
Non-operating interest income       (2,272)       (68)     (4,688)      (256)
  Interest, net                     $1,890     $4,363     $ 9,423    $13,093

Cash payments for interest, net of amounts capitalized for the nine months ended November 30, 1997 and 1996, were $15.5 million and $14.0 million, respectively.


(4) Income taxes - Cash payments for income taxes for the nine months ended November 30, 1997 and 1996, were $0.7 million and $6.1 million, respectively.


(5) Supplemental balance sheet information (in thousands)

                                                 Nov. 30,      Feb. 28,
                                                    1997          1997

Trade accounts receivable, net:
  Trade                                         $173,863      $216,798
  Allowance for doubtful accounts                 (6,518)       (9,339)
   Total trade accounts receivable, net         $167,345      $207,459

Inventories:
  Raw materials, excluding grain                $ 18,167      $ 15,776
  Grain                                          105,351        86,500
  Finished and in-process goods                  174,779       174,274
  Packages and supplies                            7,385         7,398
   Total inventories                            $305,682      $283,948

Property, plant and equipment, net:
  Land                                          $ 15,123      $ 13,413
  Buildings and improvements                      96,989        93,099
  Machinery and equipment                        236,072       228,514
  Transportation equipment                         6,710         7,194
  Improvements in progress                        14,006        15,019
                                                 368,900       357,239
  Accumulated depreciation                      (148,156)     (131,882)
   Total property, plant and equipment, net     $220,744      $225,357


(6) Segment information (in millions)
                                                                 Operating
                                    Net     Operating   Unusual   Earnings
                                   Sales      Costs      Items     (Loss)

Three Months Ended Nov. 30, 1997
  Foodservice Distribution      $  460.2   $  (451.1)     $   -      $ 9.1
  North America Foods              133.4      (119.4)         -       14.0
  Venezuela Foods                   83.2       (86.0)         -       (2.8)
  Corporate Expenses                   -        (2.2)         -       (2.2)
    Total                       $  676.8   $  (658.7)     $   -      $18.1

Three Months Ended Nov. 30, 1996
  Foodservice Distribution      $  461.5   $  (456.9)     $   -      $ 4.6
  North America Foods              139.7      (130.4)         -        9.3
  Venezuela Foods                   95.9       (90.6)         -        5.3
  Corporate Expenses                   -        (2.3)         -       (2.3)
    Total                       $  697.1   $  (680.2)     $   -      $16.9

Nine Months Ended Nov. 30, 1997
  Foodservice Distribution      $1,334.5   $(1,314.1)     $   -      $20.4
  North America Foods              365.6      (343.3)         -       22.3
  Venezuela Foods                  273.1      (274.5)         -       (1.4)
  Corporate Expenses                   -        (6.4)         -       (6.4)
    Total                       $1,973.2   $(1,938.3)     $   -      $34.9

Nine Months Ended Nov. 30, 1996
  Foodservice Distribution      $1,337.5   $(1,327.4)     $   -      $10.1
  North America Foods              365.7      (350.7)         -       15.0
  Venezuela Foods                  254.5      (238.2)         -       16.3
  Corporate Expenses                   -        (7.6)      (3.6)     (11.2)
    Total                       $1,957.7   $(1,923.9)     $(3.6)     $30.2


(7) Contingencies - In August 1997, the Company entered into an exit agreement with the major customer of its food exporting business. This agreement provided for the Company to deliver the remaining inventory to the customer upon 75% payment of the full purchase price with the remaining 25% payable under interest-bearing notes by November 1999. Because of the customer's financial difficulties, the Company and the customer are in the process of renegotiating the exit agreement. The Company anticipates that the revised exit agreement will provide for additional deferral of the purchase price for the remaining inventory resulting in an increase in the notes payable and an extension of the duration of the notes. The Company currently has $5.8 million of accounts and notes receivable from the customer and owns $14.7 million of inventory held for sale to the customer subject to the exit agreement. If the exit agreement is amended as presently anticipated and the remainder of the product is sold to the customer under the amended exit agreement, the Company will hold notes receivable from the customer in the approximate amount of $12.5 million. The Company was notified on September 29, 1997, that a vessel chartered by the customer carrying approximately $6 million in Company-owned inventory had been arrested in the port of St. Petersburg, Russia. The
Company believes, based on the facts known to date, that the product was stolen from the vessel and that the loss is covered by insurance. If the customer is unable to meet its remaining commitments under the exit agreement or if the theft of product is not covered by insurance, there could be a material adverse effect on the Company's results of operations.


             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Results of
                      Operations and Financial Condition
                                 (Unaudited)

Results of Operations:

For the third quarter and nine months ended November 30, 1997 compared with the corresponding prior periods

Overview

Fiscal 1998 third-quarter net earnings were $9.4 million, or 51 cents per share, compared with $8.6 million, or 48 cents per share, a year ago. Net earnings improved on substantially higher operating earnings in Foodservice Distribution and North America Foods, which offset an operating loss in Venezuela Foods and a higher effective tax rate. Consolidated net sales declined 3% to $676.8 million as a result of lower sales in Venezuela Foods and North America Foods.

Net earnings for the nine months ended November 30, 1997, were $15.9 million, or 87 cents per share, compared with $12.2 million, or 68 cents per share, a year ago. Last year's results included after-tax unusual charges of $2.2 million, or 12 cents per share, for costs resulting from the resignation of the Company's chief executive officer and business assessment studies. Consolidated net sales increased 1% to $1.97 billion.


Segment Results

Foodservice Distribution third-quarter net sales of $460.2 million were flat with a year ago. An increase in vending distribution net sales from higher volumes to the independent and fund-raising customer segments was offset by lower sales in the limited-menu distribution business. Limited-menu distribution net sales declined as a result of decisions to relinquish low-margin customer accounts. Operating earnings were $9.1 million in the current quarter, compared with $4.6 million last year. Operating earnings increased because of substantial improvement in vending distribution, which had an operating loss in last year's third quarter. Vending distribution results improved on higher volumes, lower delivery and distribution costs, and a reduction in bad debt expense. Operating earnings also increased in limited-menu distribution on improved gross margins and a reduction in bad debt expense. The increase was partially offset by a decline in the food exporting business operating results.

Foodservice Distribution net sales for the nine-month period was $1.33 billion, compared with $1.34 billion last year. Operating earnings increased 102% to $20.4 million, compared with $10.1 million last year. In addition to the factors described above for the third quarter, operating earnings improved from the purchase of coffee prior to world-market price increases.

North America Foods third-quarter net sales declined 5% to $133.4 million, compared with $139.7 million last year. The decline was primarily due to lower prices in the Company's grain-based products, resulting from a reduction in worldwide wheat costs, and unfavorable currency translation because of a weak Canadian dollar. The decline was partially offset by higher volumes in Canadian commercial flour and consumer products. Operating earnings increased 51% to $14 million, compared with $9.3 million last year. Operating earnings increased on the higher volumes and on higher margins, resulting from a more favorable product and customer mix, lower manufacturing costs and lower ingredient costs. The increase was partially offset by unfavorable currency translation and an operating loss in the Company's Canadian frozen bakery business.

North America Foods net sales for the nine-month period were $365.6 million, unchanged from last year. Operating earnings increased 49% to $22.3 million, compared with $15 million last year. Net sales and operating earnings were affected by essentially the same factors as described above for the third quarter.

Venezuela Foods third-quarter net sales declined 13% to $83.2 million, compared with $95.9 million a year ago. The decline was primarily the result of a substantial decrease in consumer corn flour volumes. Volumes declined because of difficult economic conditions that caused a loss of consumer purchasing power and a shift in consumer buying patterns, including an overall decline in corn flour consumption. Volumes were also affected by continued competitive pressures and by the Company being selected to supply only a small amount of the corn flour to a Venezuelan government subsidy program. The program is designed to make available to low-income consumers certain basic food products at below market prices and involves competitive bids by suppliers to provide product for a specified period. The business segment recognized an operating loss of $2.8 million, compared with operating earnings of $5.3 million last year. In addition to the lower corn flour volumes, the operating loss resulted from economic and competitive conditions that prevented the Company from raising prices sufficiently to cover higher raw material and operating costs.

Venezuela Foods net sales for the nine-month period increased 7% to $273.1 million, compared with $254.5 million last year. Net sales in the prior year were adversely affected by a significant devaluation in the free-market exchange rate while the Company operated under price controls. The Venezuelan government eliminated price controls last year. For the first nine months, the business segment recognized an operating loss of $1.4 million, compared with operating earnings of $16.3 million last year. Operating earnings were affected by essentially the same factors as described above for the third quarter.

The Company expects that the difficult economic and competitive environment will continue to adversely affect Venezuela Foods' operating results.


Non-operating Expense and Income

Third-quarter net interest expense declined to $1.9 million from $4.4 million a year ago. The decline is primarily the result of $1.9 million in interest income recognized on U.S. federal income tax refunds and lower debt levels. For the nine-month periods, net interest expense declined to $9.4 million from $13.1 million because of the interest income on U.S. federal income tax refunds and lower interest rates in Canada.


Income Taxes

The Company's year-to-date effective tax rate was 37% in fiscal 1998, compared with 30% before unusual items in fiscal 1997. The increase resulted from the reduced operating results of Venezuela Foods, which carries a low tax rate. If the operating results of the Company's Venezuelan operations fall below currently projected levels, the Company's fiscal 1998 overall effective tax rate will increase from its current level.


Financial Condition:

Capital Resources and Liquidity

The debt-to-total capitalization ratio decreased to 42% at November 30, 1997, compared with 51% at February 28, 1997. This improvement was due primarily to an increase in cash provided by operations, including a significant reduction in working capital, and proceeds received from the exercise of employee-held stock options.

Working capital decreased principally on lower accounts receivable and higher accounts payable balances, which were partially offset by an increase in inventories. The reduction in accounts receivable was, in part, the result of significantly lower sales volume with the major customer of the Company's food exporting business that distributes food products in Russia and substantial collections against a significant fiscal year-end accounts receivable balance with this customer. In addition, the decline in receivables resulted from additional sales of accounts receivable pursuant to a Canadian asset securitization agreement. Inventories increased because of seasonal purchases in Venezuela and Canada, but were partially offset by improved inventory management in all businesses. The increase in accounts payable was the result of the seasonal inventory purchases and a new grain procurement process in Venezuela, which provides for extended payment terms to suppliers.

The Company previously announced that it would exit its food exporting business. This business was principally involved in the international trading of food products with a substantial percentage of its sales to a major customer that distributes food products in Russia. In fiscal 1997, operating earnings of the food exporting business were approximately $7.7 million. For the nine months ended November 30, 1997, operating earnings of this business were approximately $4 million. In November 1997, the Company sold the food exporting business, excluding the working capital and commitments associated with its major customer. The proceeds and earnings impact from the sale were immaterial.

In August 1997, the Company entered into an exit agreement with the major customer of its food exporting business. This agreement provided for the Company to deliver the remaining inventory to the customer upon 75% payment of the full purchase price with the remaining 25% payable under interest-bearing notes by November 1999. Because of the customer's financial difficulties, the Company and the customer are in the process of renegotiating the exit agreement. The Company anticipates that the revised exit agreement will provide for additional deferral of the purchase price for the remaining inventory resulting in an increase in the notes payable and an extension of the duration of the notes. The Company currently has $5.8 million of accounts and notes receivable from the customer and owns $14.7 million of inventory held for sale to the customer subject to the exit agreement. If the exit agreement is amended as presently anticipated and the remainder of the product is sold to the customer under the amended exit agreement, the Company will hold notes receivable from the customer in the approximate amount of $12.5 million. The Company was notified on September 29, 1997, that a vessel chartered by the customer carrying approximately $6 million in Company-owned inventory had been arrested in the port of St. Petersburg, Russia. The Company believes, based on the facts known to date, that the product was stolen from the vessel and that the loss is covered by insurance. If the customer is unable to meet its remaining commitments under the exit agreement or if the theft of product is not covered by insurance, there could be a material adverse effect on the Company's results of operations.


The Company continues to work with potential buyers for the sale of its Canadian frozen bakery business, which has net assets of approximately $15 million. The Company currently believes that the ultimate disposition will likely involve selling various parts of the operation to multiple buyers and may not be completed until the next fiscal year. In fiscal 1997, the business had an operating loss on net sales of $37 million, and the Company recognized an $11.4 million charge for asset impairment. The Company continues to evaluate whether any further asset impairment has occurred based on management's current estimate of the fair value less costs to sell, in accordance with SFAS No. 121. If the Company is not successful in meeting its current estimate of fair value, it may be required to recognize an additional material charge to its results of operations.


The Company announced in the second quarter that it would combine its vending and limited-menu distribution businesses into a single distribution business to capitalize on growth opportunities and achieve cost-savings. The Company is unable to estimate one-time charges, if any, associated with the combination as specific actions are still being determined. The combination is expected to result in significant long-term benefits, net of any one-time charges.


Cautionary Statement Relevant to Forward-Looking Information

This document contains certain statements that are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. The Company cautions that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; market conditions and weather patterns that may affect the costs of grain; changes in laws and regulations; economic and political conditions in Venezuela including inflation, currency volatility, possible limitations on foreign investment, exchangeability of currency, dividend repatriation and changes in existing tax laws; economic or political instability in Russia including the possibility of tariff law changes or other marketplace changes and restrictions; the inability of the major customer of the Company's food exporting business to meet remaining commitments; fluctuations in foreign exchange rates; and other risks commonly encountered in international trade.




                                     PART II

                               OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            11.    Computation of Earnings Per Common Share.

            12.    Computation of Ratio of Earnings to Fixed Charges.

            27.    Financial Data Schedule.

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended November 30, 1997.







                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERNATIONAL MULTIFOODS CORPORATION




Date:  December 22, 1997            By  /s/ William L. Trubeck
                                        William L. Trubeck
                                        Senior Vice President - Finance
                                          and Chief Financial Officer
                                        (Principal Accounting Officer
                                          and Duly Authorized Officer)





                                  EXHIBIT INDEX


11.   Computation of Earnings Per Common Share.

12.   Computation of Ratio of Earnings to Fixed Charges.

27.   Financial Data Schedule.