Form 10-K
period 1998-02-28
INTERNATIONAL MULTIFOODS CORP
filed 1998-05-14
CIK 51410

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

(Mark One)
  [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended February 28, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10K or any amendment to this Form 10-K.   [  ]

     The aggregate market value of Common Stock, par value $.10 per share, held by non-affiliates of the registrant (see Item 12 hereof) as of May 1, 1998 (based on the closing sale price of $30.3125 per share as reported in the consolidated transaction reporting system on such date) was $565,350,344.

     The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of May 1, 1998 was 18,798,341.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended February 28, 1998 are incorporated by reference into Parts I and II.

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 19, 1998 are incorporated by reference into Part III.


                                PART I

Item 1.          Business.

General

     International Multifoods Corporation, incorporated in Delaware in 1969 as the successor to a business founded in 1892, operates foodservice distribution businesses in the United States and food manufacturing businesses in the United States, Canada and Venezuela. Unless indicated otherwise or the context suggests otherwise, the term "Company," as used in this Report, means International Multifoods Corporation and its consolidated subsidiaries.

     In fiscal year 1998, the Company divested its food exporting business.

     The Company's business segments are Multifoods Distribution Group, North America Foods and Venezuela Foods. Financial information for the last three fiscal years for each of the Company's business segments, which is included in Note 17 to the Company's Consolidated Financial Statements on pages 36 and 37 of the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1998 ("1998 Annual Report to Stockholders"), is incorporated herein by reference.

Multifoods Distribution Group

     The Multifoods Distribution Group segment includes the Company's vending distribution business and the foodservice distribution business. During fiscal 1998, the Company exited its food exporting business and, therefore, the results of such business have been removed from the results of the Multifoods Distribution Group segment. No single customer accounts for a significant portion of the segment's sales.

     Vending Distribution. The Company is the largest U.S. vending distributor, serving approximately 20,000 vending and office coffee service operators and other concessionaires. The Company distributes and sells more than 8,000 food products consisting primarily of candy, snacks, frozen and refrigerated products, pastries, hot beverages and juices. Most of the products are nationally advertised brand products. The Company also sells certain products, such as premium ground and whole-bean coffee, hot cocoa, creamer and sugar, under its own private labels, VENDOR'S SELECT and GRINDSTONE CAFE. Deliveries are made directly to vending and office coffee service operators from 19 distribution centers located nationwide. The frequency of deliveries varies, depending upon customer needs, but generally deliveries are made once a week. The Company leases a fleet of approximately 165 tractors and approximately 175 trailers, most of which are equipped with an on-board computer system from which drivers obtain delivery performance and route information. The Company also operates 18 cash-and-carry locations from which customers can make purchases.

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

     Foodservice Distribution. The Company is a leading specialty distributor in the United States to independent pizza restaurants and other select limited-menu operators, including sandwich shops, Mexican restaurants, bakery shops and movie theaters. The Company distributes a broad selection of cheeses, meats, snacks, paper goods, cleaning supplies and other products, including pizza ingredients sold under the Company's ULTIMO! brand as well as major national brands. Deliveries are made directly to customers, generally once a week, from 14 distribution centers located strategically around the country to provide efficient and timely delivery to customers. The distribution centers are linked by computer network to the distribution business' headquarters. The Company maintains a fleet of more than 230 tractors and 290 trailers, a majority of which are leased by the Company.

     The foodservice distribution business is highly competitive. The Company competes with several national and regional broadline distributors and numerous regional specialty foodservice distributors and local independent distributors. The Company competes on the basis of product quality and consistency, customer service and the availability of a wide variety of products, as well as price and prompt and accurate delivery of orders. The Company believes that its pizza expertise, which includes providing customers with ideas on promotions, menu planning and baking, differentiates the Company in part from its competitors.

North America Foods

     The North America Foods segment consists of two units, U.S. Foods and Robin Hood Multifoods. In addition, the North America Foods segment operates a Canadian frozen bakery business that it is presently attempting to divest. No single customer accounts for a significant portion of the segment's sales.

     U.S. Foods. The U.S. Foods unit produces approximately 3,000 products for retail, in-store and wholesale bakeries and foodservice customers in the United States. The Company produces bakery mix products, including mixes for breads, rolls, bagels, donuts, muffins, danish, cakes, cookies, brownies, bars and pizza crusts, as well as fillings and icings. Bakery mix products are marketed under its MULTIFOODS and JAMCO brands. In addition, the Company manufactures and markets frozen desserts under its MULTIFOODS, GOURMET BAKER and FANTASIA brands. Bakery products are marketed through the Company's own sales organization and independent distributors and brokers.

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

     Robin Hood Multifoods. The Robin Hood Multifoods unit combines the Company's Canada consumer foods business with its Canada bakery mix business. The consumer foods business is the leading marketer in Canada of flour and specialty baking mixes sold to consumers. More than 40 consumer baking mixes are sold under the Company's ROBIN HOOD brand, while consumer flour is sold under the Company's ROBIN HOOD, BRODIE, CREAM OF THE WEST and MONARCH brands. The Company also sells hot cereals under its ROBIN HOOD, OLD MILL, RED RIVER and PURITY brands.
The Company also manufactures and markets pickles, relishes and other condiments to consumers in Canada, where its BICK'S brand is the leading brand. The Company also sells condiments under its HABITANT, GATTUSO, WOODMAN'S, ROSE and MCLARENS labels. The Company produces bakery mix products, wheat flour and durum and oat products for retail, in-store and wholesale bakeries and foodservice customers in Canada. Such products are sold under the Company's ROBIN HOOD brand.

The products of Robin Hood Multifoods are marketed primarily through the Company's own sales organization, supported by advertising and other promotional activities. The Company's competitors in Canada include both large corporations and regional producers. The Company competes on the basis of product quality, product convenience, the ability to identify and satisfy emerging consumer preferences, brand loyalty, timely delivery and customer service as well as price.

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

     The Company's Venezuelan subsidiary is one of the largest food companies in Venezuela and the largest producer of animal feeds for the agricultural sector. The Company is the leading producer of consumer wheat flour, flour for commercial food processors and retail bakeries, and commercial bakery mixes. No single customer accounts for a significant portion of the Venezuela Foods segment's sales. The Company competes on the basis of quality, price, uniqueness, timely delivery and customer service.

     The Company's operations in Venezuela are subject to risks inherent in operating under a different legal and political system along with a difficult economic environment. Among these risks are inflation, currency volatility, possible limitations on foreign investment, exchangeability of currency, dividend repatriation and changes in existing tax laws. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is included on pages 18 through 21 of the 1998 Annual Report to Stockholders and is incorporated by reference in Part II, Item 7, hereof.

Divested Businesses

     The Company's Divested Businesses segment consists of the Company's former food exporting business which was divested in fiscal year 1998. This business was principally involved in the international trading of food products. A significant portion of the sales of the food exporting business was to a major customer that distributes food products in Russia. During fiscal 1998, the Company entered into an exit agreement to wind down its business with the major customer. The Company's results of operations could be materially adversely affected if the customer is unable to meet its commitments to the Company under the exit agreement. In addition, in fiscal 1998, the Company was notified that approximately $6 million in Company-owned inventory was stolen from a ship in the port of St. Petersburg, Russia. The Company believes, based on the facts known to date, that the loss is covered by insurance. If the loss from the theft of product is not covered by insurance, the Company would likely recognize a material charge to its results of operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is included on pages 18 through 21 of the 1998 Annual Report to Stockholders and is incorporated by reference in Part II, Item 7, hereof.

Other Information Relating to the Business of the Company

     Sources of Supply and Raw Materials. The Company's vending distribution business purchases products directly from numerous manufacturers, processors and independent suppliers. Several of these sources are large corporations from which the Company purchases significant quantities of brand name candy and snacks. The Company believes that adequate alternative sources of supply for other vending products are readily available.

     The Company's foodservice distribution business purchases products directly from numerous manufacturers, processors and independent suppliers. The Company's foodservice distribution business is not dependent upon any single supplier and alternative sources of supply are readily available.

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

     On December 3, 1996, Curtice-Burns Foods, Inc. and Curtice Burns Meat Snacks, Inc. (together, "Curtice-Burns") filed a third-party complaint against the Company in the United States District Court for the District of Oregon. The complaint was filed in connection with a civil lawsuit commenced in October 1996 by Oberto Sausage Company of Oregon ("Oberto") against Curtice-Burns. The third-party complaint alleges that the Company caused or contributed to the environmental contamination of certain real property, and groundwater beneath the real property, located in Albany, Oregon. The Company operated a meat-snack manufacturing plant on the property for a period of 10 years until 1986, when the Company sold the business to Curtice-Burns. Curtice-Burns subsequently sold the property to Oberto. Curtice-Burns is seeking declaratory and monetary relief against the Company under theories of strict liability, contribution for remedial action costs under Oregon and federal statutes, and indemnity. Curtice-Burns is seeking damages in excess of $35,000, the cost of all past, present and future remedial action related to the environmental contamination of the property and the groundwater beneath the property, and costs and disbursements incurred in litigating this matter. Oberto has asserted similar causes of action and is seeking similar relief against Curtice-Burns in the underlying lawsuit. The parties to the lawsuit are in the discovery stage and the Company intends to vigorously defend itself in the lawsuit. The Company has also tendered defense of the lawsuit to the Company's primary general liability insurance carrier during the period of time at issue in the lawsuit.

     On January 15, 1998, VIP's Industries, Inc. ("VIP's") filed a third-party complaint against the Company in the Circuit Court of Linn County, Oregon. The third-party complaint alleges that the Company, through its former subsidiary Crown Industries, Inc. ("Crown"), caused the environmental contamination of certain real property, and the groundwater beneath the real property, located in Albany, Oregon. At the time of the Company's acquisition of Crown in 1976, Crown owned the subject real property and leased it to an operator of a retail gasoline service station. The Company sold the subject real property in 1981. VIP's has alleged that the Company is strictly liable under Oregon law for costs of removal of contamination and remediation of the subject real property. VIP's is seeking damages in excess of $210,000, the cost of all past, present and future remedial action related to the contamination of the real property and the groundwater beneath the real property. The parties to the lawsuit are in the initial stages of discovery and the Company intends to vigorously defend itself in the lawsuit. The Company has also tendered defense of the lawsuit to the Company's primary general liability insurance carrier during the period of time at issue in the lawsuit.

     Employees. As of February 28, 1998, the Company and its subsidiaries had 6,807 employees.

Cautionary Statement Relevant to Forward-Looking Information

     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company and its representatives may from time to time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; market conditions and weather patterns that may affect the costs of grain and other raw materials; changes in laws and regulations; the inability of the Company to obtain the estimated fair market value of its Canadian frozen bakery business, which is being held for sale; the inability of the Company to either resolve the Company's "Year 2000" issues or to accurately estimate the cost associated with "Year 2000" compliance; economic and political conditions in Venezuela including inflation, currency volatility, possible limitations on foreign investment, exchangeability of currency, dividend repatriation and changes in existing tax laws; economic or political instability in Russia including the possibility of tariff law changes or other marketplace changes and restrictions; the inability of the major customer of the Company's former food exporting business to meet remaining commitments; the inability of the Company to collect insurance proceeds related to the theft of inventory from the port of St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in the Company's reports filed with the Securities and Exchange Commission.


Item 2.          Properties.

     The Company's principal executive offices are located in Wayzata, Minnesota in owned office space. Several of the Company's subsidiaries also own or lease office space. The Company operates numerous processing and distribution facilities throughout the United States, Canada and Venezuela. The Company believes that its facilities are suitable and adequate for current production or distribution volumes.

Multifoods Distribution Group

     The Company owns two and leases 17 distribution centers aggregating approximately 1.5 million square feet for its vending distribution business. These distribution centers are located in Commerce and Fremont, California; Denver, Colorado; East Windsor, Connecticut; Orlando, Florida; Austell, Georgia; Woodridge, Illinois; Shawnee, Kansas; Louisville, Kentucky; Belleville, Michigan; Minneapolis, Minnesota; Paulsboro and Parsippany, New Jersey; Greensboro, North Carolina; Twinsburg, Ohio; Memphis, Tennessee; Dallas and Houston, Texas; and Kent, Washington.

     The Company's vending distribution business also operates 18 cash-and-carry distribution locations, 11 of which are separate from the Company's other distribution centers.

     The Company owns nine and leases five distribution centers aggregating approximately 900,000 square feet for its foodservice distribution business. These distribution centers are located in Tempe, Arizona; Anaheim, Livermore and Modesto, California; Denver, Colorado; Kissimmee, Florida; Atlanta, Georgia; Boise, Idaho; Indianapolis,
Indiana; Rice, Minnesota; Springfield, Missouri; Portland, Oregon; Middletown, Pennsylvania; and Dallas, Texas.

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

     The Company owns two and leases 10 warehouse facilities. In addition, the Company owns one and leases 12 agricultural distribution centers.

     The Company also operates two Company-owned hatcheries and one leased hatchery and operates four Company-owned and 12 leased poultry farms.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended February 28, 1998.

EXECUTIVE OFFICERS OF THE COMPANY.

     The information contained in Item 10 in Part III hereof under the heading "Executive Officers of the Company" is incorporated by reference in Part I of this Report.

                                 PART II

Item 5.          Market for Registrant's Common Equity and Related
Stockholder Matters.

     The Company's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Company's Common Stock as reported in the consolidated transaction reporting system and the amount of the cash dividends paid on the Company's Common Stock for each quarterly period within the two most recent fiscal years, shown in Note 18 to the Company's Consolidated Financial Statements on page 38 of the 1998 Annual Report to Stockholders, are incorporated herein by reference.

     As of May 1, 1998, there were 4,569 holders of record of the Common Stock of the Company.

     On May 9, 1997, the Company granted to Stern Stewart & Co., a partnership ("Stern Stewart"), an option to purchase 48,000 shares of the Company's Common Stock (the "Option") in a transaction that was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Option was granted pursuant to a non-qualified stock option agreement between Stern Stewart and the Company (the "Option Agreement") in lieu of $400,000 of cash compensation, as partial payment of the fee owed by the Company to Stern Stewart for consulting services. The Option has an exercise price of $25 per share and may be exercised at any time during the period commencing on May 9, 2000 and ending on May 9, 2002; provided, however, that the Option may be exercised sooner following the occurrence of a "Change of Control" of the Company as defined in the Option Agreement. In addition, in the event of a Change of Control of the Company prior to May 9, 2002, in lieu of exercising the Option, Stern Stewart may elect to receive from the Company $400,000 in cash in consideration of cancellation of the Option. The Option was granted in a transaction exempt pursuant to Section 4(2) of the Securities Act. The Company has agreed to file a registration statement under the Securities Act for the resale of the shares of Common Stock of the Company issued to Stern Stewart upon its exercise of the Option.
The Company has agreed to file such registration statement upon the written request of Stern Stewart; provided, however, that Stern Stewart may not make any such request prior to the earlier to occur of (i) a Change of Control of the Company or (ii) March 15, 2000.

Item 6.          Selected Financial Data.

     The information for fiscal years 1994 through 1998 in the "Six-Year Comparative Summary" on page 17 of the 1998 Annual Report to Stockholders under the headings "Consolidated Summary of Operations," "Year-End Financial Position" and "Dividends Paid" is incorporated herein by reference. The information contained in Note 3 ("Unusual Items") to the Company's Consolidated Financial Statements on page 28 of the 1998 Annual Report to Stockholders is also incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 21 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8.          Financial Statements and Supplementary Data.

     The Independent Auditors' Report, the Company's Consolidated Financial Statements as of February 28, 1998 and February 28, 1997, and for each of the fiscal years in the three-year period ended February 28, 1998, and the Notes to the Company's Consolidated Financial Statements on pages 22 through 38 of the 1998 Annual Report to Stockholders are incorporated herein by reference.

Item 9.          Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.


                                PART III

Item 10.         Directors and Executive Officers of the Registrant.

     The section under the heading "Election of Directors" on pages 4 through 8 and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 25 of the Company's Proxy Statement dated May 14, 1998 ("1998 Proxy Statement") are incorporated herein by reference.

Executive Officers of the Company

     The following sets forth the name, age and business experience for at least the past five years of each of the executive officers of the Company as of May 1, 1998. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.

Name              Age  Positions Held                      Period
----              ---  --------------                      ------

Gary E. Costley   54   Chairman of the Board,            January 1, 1997
                         President and Chief Executive      to present
                         Officer
                       Dean of the Babcock Graduate       1995 to 1996
                         School of Management at
                         Wake Forest University
                       Executive Vice President of        1992 to 1994
                         Kellogg Company and President,
                         Kellogg North America


Jeffrey E. Boies  53   Vice President and President,     April 17, 1998
                         Multifoods Distribution            to present
                         Group, Inc.
                       President, Multifoods              1997 to 1998
                         Distribution Group, Inc.
                       President, VSA, Inc.               1996 to 1997
                       President and Chief Executive      1995 to 1996
                          Officer of Sysco Food
                          Services/Cincinnati
                       President and Chief Executive      1993 to 1995
                          Officer of Sysco Food
                          Services/Albany

Frank W. Bonvino   56  Vice President, General Counsel   1992 to present
                          and Secretary

Anthony T. Brausen 38  Vice President and Treasurer   September 20, 1996
                                                           to present
                       Treasurer                             1996
                       Assistant Treasurer and           1995 to 1996
                         Director of Investor Relations
                       Assistant Controller -                1994
                         Financial Reporting and Director
                         of Investor Relations
                       Assistant Controller -            1991 - 1994
                         Financial Reporting

Dennis R. Johnson 46   Vice President and Controller   December 15, 1995
                                                         to present
                       Assistant Controller -            1993 to 1995
                         Operations and Tax
                       Assistant Controller - Operations 1987 to 1993

Jill W. Schmidt   39   Vice President, Communications   June 1, 1997
                                                          to present
                       Vice President of                 1995 to 1997
                         Tunheim Santrizos Co.
                       Account Supervisor of             1992 to 1995
                         Tunhaim Santrizos Co.

William L. Trubeck 51  Senior Vice President - Finance  March 1, 1997
                         and Chief Financial Officer      to present
                       Senior Vice President and Chief   1994 to 1996
                         Financial Officer of
                         SPX Corporation
                       Senior Vice President and Chief   1993 to 1994
                         Financial Officer of
                         Honeywell Inc.

Donald H. Twiner  57   President, Robin Hood            June 1, 1997
                         Multifoods Inc.                  to present
                       President - Consumer Foods       1989 to 1997
                         Division of Robin Hood
                         Multifoods Inc.

Robert S. Wright  51   Vice President and President,   1995 to present
                         North America Foods
                       President, Specialty Brands       1994 to 1995
                         Division of Foodbrands
                         America, Inc.
                       President, Prepared Foods         1992 to 1994
                         Division of International
                         Multifoods Corporation

     The executive officers of the Company are elected annually by the Board of Directors with the exception of the Presidents of the Company's business units, who hold appointed offices.


Item 11.     Executive Compensation.

     The section under the heading "Election of Directors" entitled "Compensation of Directors" on pages 7 and 8 and the section entitled "Executive Compensation" on pages 14 through 24 of the 1998 Proxy
Statement are incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and
Management.

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the 1998 Proxy Statement is incorporated herein by reference.

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


                                 PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
8-K.

     (a)     Documents Filed as a Part of this Report

1.     Financial Statements

     The following consolidated financial statements of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon, included in the 1998 Annual Report to Stockholders, are incorporated by reference in Part II, Item 8, hereof:

          Independent Auditors' Report
          Consolidated Statements of Earnings - Years ended
              February 28, 1998, February 28, 1997 and February 29,
              1996
          Consolidated Balance Sheets - February 28, 1998 and
              February 28, 1997
          Consolidated Statements of Cash Flows - Years ended
              February 28, 1998, February 28, 1997 and
              February 29, 1996
          Notes to Consolidated Financial Statements

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

4.4 Officers' Certificate and Authentication Order dated February 1, 1996, relating to the Company's Medium-Term Notes, Series B, including the forms of Notes, issuable under the Indenture, dated as of January 1, 1990, as supplemented by the First Supplemental Indenture, dated as of May 29, 1992, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to
Exhibit 4.1 to the Company's Current Report on Form 8-K dated February
1, 1996).

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

10.2 1997 Stock-Based Incentive Plan of International Multifoods Corporation (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1997).*

10.3     Amendment to the 1997 Stock-Based Incentive Plan of
International Multifoods Corporation.*

10.4     Amended and Restated 1989 Stock-Based Incentive Plan of
International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993).*

10.5 1986 Stock Option Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-
6223)).*

10.6 Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).*

10.7     Management Incentive Plan of International Multifoods
Corporation, Amended and Restated as of March 1, 1998.*

10.8 Multifoods Division Long-Term Incentive Program (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.9          Management Benefit Plan of International Multifoods
Corporation, Restated Effective January 1, 1997 (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.10     First Amendment to the Management Benefit Plan of
International Multifoods Corporation, Restated Effective January 1,
1997.*

10.11 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1993).*

10.12 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.13 Supplemental Deferred Compensation Plan of International Multifoods Corporation, Adopted Effective April 1, 1997 (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.14 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.15 Employment Agreement, dated as of November 1 1996, between International Multifoods Corporation and Gary E. Costley (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996).*

10.16 First Amendment to Employment Agreement, dated December 19, 1997, between International Multifoods Corporation and Gary E. Costley.*

10.17 Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of the Company's executive officers, other than Gary E. Costley (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.18 Letter Agreement, dated July 10, 1995, between International Multifoods Corporation and Robert S. Wright regarding benefits and severance arrangements (incorporated herein by reference to Exhibit
10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.19 Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.20     Letter Agreement, dated September 24, 1996, between
International Multifoods Corporation and Jeffrey E. Boies regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.21     Memorandum of understanding, dated May 7, 1997, between
International Multifoods Corporation and Jeffrey E. Boies regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.22 Letter Agreement, dated February 3, 1997, between William L. Trubeck and International Multifoods Corporation regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.23 Memorandum of understanding, dated May 7, 1997, between William L. Trubeck and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.24 Release, Confidentiality, Non-Disclosure and Non-Competition Agreement, dated as of October 27, 1997, between D. Bruce Kean and International Multifoods Corporation.*

10.25 Form of Indemnity Agreement between International Multifoods Corporation and each of the Company's executive officers (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.26 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.27 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.28 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

11     Computation of Earnings (Loss) Per Common Share.

12     Computation of Ratio of Earnings to Fixed Charges.

13     1998 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21     List of significant subsidiaries of the Company.

23     Consent of KPMG Peat Marwick LLP.

27.1     Financial Data Schedule.

27.2     Restated Financial Data Schedule (February 28, 1997).

27.3     Restated Financial Data Schedule (February 29, 1996).

27.4     Restated Financial Data Schedule (May 31, 1997).

27.5     Restated Financial Data Schedule (August 31, 1997).

27.6     Restated Financial Data Schedule (November 30, 1997).

27.7     Restated Financial Data Schedule (May 31, 1996).

27.8     Restated Financial Data Schedule (August 31, 1996).

27.9     Restated Financial Data Schedule (November 30, 1996).





*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.

     (b)     Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended February 28, 1998.

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

                                   INTERNATIONAL MULTIFOODS CORPORATION



Dated:   May 14, 1998             By /s/ Gary E. Costley
                                      Gary E. Costley, Ph.D.
                                      Chairman of the Board, President
                                      and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Gary E. Costley    Chairman of the Board, President    May 14, 1998
Gary E. Costley, Ph.D.  and Chief Executive Officer
                        (Principal Executive Officer)
                        and Director



/s/ William L. Trubeck Senior Vice President - Finance     May 14, 1998
William L. Trubeck      and Chief Financial Officer
                        (Principal Financial Officer)



/s/ Dennis R. Johnson  Vice President and                  May 14, 1998
Dennis R. Johnson       Controller
                        (Principal Accounting Officer)



/s/ Claire L. Arnold   Director                            May 14, 1998
Claire L. Arnold



/s/ James G. Fifield   Director                            May 14, 1998
James G. Fifield



/s/ Robert M. Price    Director                            May 14, 1998
Robert M. Price




/s/ Nicholas L. Reding Director                            May 14, 1998
Nicholas L. Reding




/s/ Jack D. Rehm       Director                            May 14, 1998
Jack D. Rehm




/s/ Lois D. Rice       Director                            May 14, 1998
Lois D. Rice




/s/ Richard K. Smucker Director                            May 14, 1998
Richard K. Smucker




/s/ Dolph W. von Arx   Director                            May 14, 1998
Dolph W. von Arx






Independent Auditors' Report







The Board of Directors and Shareholders of
International Multifoods Corporation:


Under date of March 30, 1998, we reported on the consolidated balance sheets of International Multifoods Corporation and subsidiaries as of February 28, 1998 and 1997 and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended February 28, 1998, as contained in the 1998 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended February 28, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                KPMG Peat Marwick LLP




Minneapolis, Minnesota
March 30, 1998








                                                                                         Schedule II

                          INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                                    Valuation and Qualifying Accounts
                                   Three years ended February 28, 1998
                                               (in thousands)


                                                         Additions
                                             ------------------------------
                                Balance at   Net charges/(credits)                               Balance
                                beginning       to costs and                                     at end
Description                     of year           expenses           Other       Deductions      of year
---------------------------------------------------------------------------------------------------------
Allowance deducted from assets
for doubtful receivables:
Year ended February 28, 1998     $ 9,339         $( 228)            $    -        $4,365(a)     $ 4,746(b)
                                 =======         =======            ======        ======        =======
Year ended February 28, 1997     $13,982         $2,862             $    -        $7,505(a)     $ 9,339(b)
                                 =======         =======            ======        ======        =======
Year ended February 29, 1996     $ 6,708         $5,783             $2,877        $1,386(a)     $13,982(b)
                                 =======         =======            ======        ======        =======

Notes: (a) Deductions include accounts charged off, net of recoveries, and foreign currency translation adjustments which arise from changes in current rates of exchange.

       (b) Classified in the balance sheets as follows:

                                                       1998     1997     1996
                                                       ----     ----     ----
            Trade accounts receivable                $4,746  $ 9,339  $13,977

            Miscellaneous receivables - current           -        -        5
                                                     ------  -------  -------
                                                     $4,746  $ 9,339  $13,982
                                                     ======  =======  =======

                               INDEX TO EXHIBITS
                        TO ANNUAL REPORT ON FORM 10-K OF
                      INTERNATIONAL MULTIFOODS CORPORATION
                    FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

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

4.4 Officers' Certificate and Authentication Order dated February 1, 1996, relating to the Company's Medium-Term Notes, Series B, including the forms of Notes, issuable under the Indenture, dated as of January 1, 1990, as supplemented by the First Supplemental Indenture, dated as of May 29, 1992, between International Multifoods Corporation and First Trust of New York, National Association, successor to Morgan Guaranty Trust Company of New York (incorporated herein by reference to
Exhibit 4.1 to the Company's Current Report on Form 8-K dated February
1, 1996).

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

10.2 1997 Stock-Based Incentive Plan of International Multifoods Corporation (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1997).*

10.3     Amendment to the 1997 Stock-Based Incentive Plan of
International Multifoods Corporation.*

10.4     Amended and Restated 1989 Stock-Based Incentive Plan of
International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993).*

10.5 1986 Stock Option Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-
6223)).*

10.6 Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).*

10.7     Management Incentive Plan of International Multifoods
Corporation, Amended and Restated as of March 1, 1998.*

10.8 Multifoods Division Long-Term Incentive Program (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.9          Management Benefit Plan of International Multifoods
Corporation, Restated Effective January 1, 1997 (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.10     First Amendment to the Management Benefit Plan of
International Multifoods Corporation, Restated Effective January 1,
1997.*

10.11 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1993).*

10.12 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.13 Supplemental Deferred Compensation Plan of International Multifoods Corporation, Adopted Effective April 1, 1997 (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.14 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.15 Employment Agreement, dated as of November 1 1996, between International Multifoods Corporation and Gary E. Costley (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996).*

10.16 First Amendment to Employment Agreement, dated December 19, 1997, between International Multifoods Corporation and Gary E. Costley.*

10.17 Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of the Company's executive officers, other than Gary E. Costley (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.18 Letter Agreement, dated July 10, 1995, between International Multifoods Corporation and Robert S. Wright regarding benefits and severance arrangements (incorporated herein by reference to Exhibit
10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.19 Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.20     Letter Agreement, dated September 24, 1996, between
International Multifoods Corporation and Jeffrey E. Boies regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.21     Memorandum of understanding, dated May 7, 1997, between
International Multifoods Corporation and Jeffrey E. Boies regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.22 Letter Agreement, dated February 3, 1997, between William L. Trubeck and International Multifoods Corporation regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.23 Memorandum of understanding, dated May 7, 1997, between William L. Trubeck and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.24 Release, Confidentiality, Non-Disclosure and Non-Competition Agreement, dated as of October 27, 1997, between D. Bruce Kean and International Multifoods Corporation.*

10.25 Form of Indemnity Agreement between International Multifoods Corporation and each of the Company's executive officers (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.26 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.27 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.28 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

11     Computation of Earnings (Loss) Per Common Share.

12     Computation of Ratio of Earnings to Fixed Charges.

13     1998 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21     List of significant subsidiaries of the Company.

23     Consent of KPMG Peat Marwick LLP.

27.1     Financial Data Schedule.

27.2     Restated Financial Data Schedule (February 28, 1997).

27.3     Restated Financial Data Schedule (February 29, 1996).

27.4     Restated Financial Data Schedule (May 31, 1997).

27.5     Restated Financial Data Schedule (August 31, 1997).

27.6     Restated Financial Data Schedule (November 30, 1997).

27.7     Restated Financial Data Schedule (May 31, 1996).

27.8     Restated Financial Data Schedule (August 31, 1996).

27.9     Restated Financial Data Schedule (November 30, 1996).





*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.