Form 10-Q
period 1998-05-31
INTERNATIONAL MULTIFOODS CORP
filed 1998-07-13
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-Q


(Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended May 31, 1998

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

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of June 30, 1998 was 18,783,587.


                           PART I. FINANCIAL INFORMATION
                           -----------------------------


                INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Statements of Operations
                                      (unaudited)
                       (in thousands, except per share amounts)


                                                   THREE MONTHS ENDED
                                                 ---------------------
                                                 May 31,       May 31,
                                                   1998          1997
----------------------------------------------------------------------
Net sales                                       $661,123      $667,186
Cost of materials and production                (571,733)     (573,687)
Delivery and distribution                        (41,106)      (40,657)
----------------------------------------------------------------------
Gross profit                                      48,284        52,842
Selling, general and administrative              (39,561)      (45,315)
Unusual items                                    (37,474)          -
----------------------------------------------------------------------
Operating earnings (loss)                        (28,751)        7,527
Interest, net                                     (3,768)       (4,484)
Other income (expense), net                         (383)         (186)
----------------------------------------------------------------------
Earnings (loss) before income taxes              (32,902)        2,857
Income taxes                                       8,601          (857)
----------------------------------------------------------------------
Net earnings (loss)                             $(24,301)     $  2,000
======================================================================
Earnings (loss) per share of common stock:
   Basic                                        $  (1.30)     $    .11
   Diluted                                         (1.30)          .11
----------------------------------------------------------------------
Average shares of common stock outstanding:
   Basic                                          18,765        18,016
   Diluted                                        18,765        18,119
----------------------------------------------------------------------
Dividends per share of common stock             $    .20      $    .20
----------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.



                INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                       Consolidated Condensed Balance Sheets
                                (in thousands)

                                                            Condensed
                                                          from audited
                                                            financial
                                             (Unaudited)   statements
                                               May 31,      Feb. 28,
                                                1998          1998
----------------------------------------------------------------------
Assets
------
Current assets:
  Cash and cash equivalents                  $  5,985         $ 10,363
  Trade accounts receivable, net              143,065          144,201
  Inventories                                 226,473          265,989
  Other current assets                         71,496           63,851
----------------------------------------------------------------------
    Total current assets                      447,019          484,404
----------------------------------------------------------------------
Property, plant and equipment, net            201,439          220,567
Goodwill, net                                  84,148           84,911
Other assets                                   34,829           37,504
----------------------------------------------------------------------
Total assets                                 $767,435         $827,386
=======================================================================

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Notes payable                              $ 32,313         $  1,025
  Current portion of long-term debt             4,020           25,042
  Accounts payable                            185,005          217,500
  Other current liabilities                    58,899           68,856
----------------------------------------------------------------------
    Total current liabilities                 280,237          312,423
----------------------------------------------------------------------
Long-term debt                                162,847          162,857
Employee benefits and other liabilities        43,911           42,753
----------------------------------------------------------------------
    Total liabilities                         486,995          518,033
----------------------------------------------------------------------
Shareholders' equity:
  Common stock                                  2,184            2,184
  Accumulated other comprehensive income:
    Foreign currency translation adjustments (112,755)        (110,812)
    Minimum pension liability adjustment       (3,499)          (3,499)
  Other shareholders' equity                  394,510          421,480
----------------------------------------------------------------------
    Total shareholders' equity                280,440          309,353
----------------------------------------------------------------------
Commitments and contingencies
----------------------------------------------------------------------
Total liabilities and shareholders' equity   $767,435         $827,386
=======================================================================
See accompanying notes to consolidated condensed financial statements.



              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                   THREE MONTHS ENDED
                                                   ------------------
                                                   May 31,      May 31,
                                                    1998         1997
----------------------------------------------------------------------
Cash flows from operations:
  Net earnings (loss)                            $(24,301)    $  2,000
  Adjustments to reconcile net earnings (loss)
    to cash provided by (used for) operations:
      Depreciation and amortization                 6,936        7,506
      Deferred income tax expense (benefit)        (9,931)         408
      Provision for losses on receivables             211          845
      Provision for unusual charges                37,474            -
      Changes in operating assets and liabilities:
          Accounts receivable                      (4,597)      29,092
          Inventories                              38,296        3,358
          Other current assets                     (2,772)      (1,353)
          Accounts payable                        (31,326)     (28,714)
          Other current liabilities               (21,214)      (9,633)
      Other, net                                    1,465          504
----------------------------------------------------------------------
               Cash provided by
                 (used for) operations             (9,759)       4,013
----------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                             (4,143)      (4,045)
  Proceeds from property disposals                  1,224          198
----------------------------------------------------------------------
           Cash used for investing activities      (2,919)      (3,847)
----------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in notes payable                    32,188        2,321
  Net decrease in long-term debt                  (20,700)           -
  Dividends paid                                   (3,748)      (3,635)
  Proceeds from issuance of common stock            2,341        2,107
  Purchase of treasury stock                       (1,723)        (769)
  Other, net                                          (14)         (15)
-----------------------------------------------------------------------
               Cash provided by
                  financing activities              8,344            9
----------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                (44)          11
----------------------------------------------------------------------
Net increase (decrease)in cash and cash equivalents(4,378)         186
Cash and cash equivalents at beginning of period   10,363        8,753
-----------------------------------------------------------------------
Cash and cash equivalents at end of period       $  5,985     $  8,939
=======================================================================

See accompanying notes to consolidated condensed financial statements.



             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of May 31, 1998, and the results of its operations and cash flows for the three months ended May 31, 1998 and 1997. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998. The results of operations for the three months ended May 31, 1998, are not necessarily indicative of the results to be expected for the full year.

(2) Comprehensive income - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The Company adopted SFAS 130 beginning in the first quarter of fiscal 1999. Comprehensive income is defined as the change in the equity of a business from all nonowner transactions and events. The Company's comprehensive income is as follows (in thousands):

                                                    Three Months Ended
                                                    -------------------
                                                    May 31,     May 31,
                                                     1998        1997
-----------------------------------------------------------------------
Net earnings (loss)                                $(24,301)   $ 2,000
Foreign currency translation adjustments             (1,943)      (489)
-----------------------------------------------------------------------
Comprehensive income (loss)                        $(26,244)   $ 1,511
=======================================================================

(3) Cost of sales - To more closely match costs with related revenues, the Company classifies the inflation element inherent in interest rates on Venezuelan local currency borrowings and the foreign exchange gains and losses, which occur on such borrowings, as a component of cost of sales. Accordingly, cost of sales increased $0.6 million and $0.5 million for the three months ended May 31, 1998 and 1997, respectively.

(4) Unusual items - The Company recognized unusual items that resulted in pre-tax charges of $37.5 million ($27.1 million after-tax or $1.45 per share) and were comprised of the following.

(in millions)                                      Segment
-----------------------------------------------------------------------
Business consolidation plan   $11.5      Multifoods Distribution Group
Asset impairment and
   severance costs              7.2      North America Foods
Asset impairment, severance
   and other costs              8.5      Venezuela Foods
Receivable write-offs          10.3      Divested Business
-----------------------------------------------------------------------
   Total                      $37.5
===================================

Management adopted a plan to consolidate its vending and foodservice operations into a single business. The plan involves reducing the number of distribution centers by nine, reducing the size of the work force by approximately 300 people and reducing the vehicle fleet size by up to 10 percent. The charge covers losses on lease commitments, employee termination benefits, costs incurred for outside consultants, and the write-down of leasehold improvements. The Company believes that the actions associated with the plan will be completed over the next 24 months.

The Company recognized a charge of $7.2 million for the write-down of assets and the cost of work-force reductions associated with its Canadian frozen bakery business. The charge resulted from the Company's inability to sell the business at a price acceptable to the Company and from the loss of a major customer in May 1998. In accordance with Statement of Financial Accounting Standards No. 121, the Company evaluated the carrying value of its long-lived assets as a result of these recent events and recognized a $5.8 million charge for asset impairment. In addition, the Company recognized a charge of $1.4 million primarily for employee termination benefits.

The Company recognized a charge of $8.5 million associated with its Venezuela Foods business. The charge included a $5.3 million asset write-down, which resulted from the Company's decision in May 1998 to close a durum mill. In accordance with Statement of Financial Accounting Standards No. 121, the Company evaluated the recoverability of the carrying value of its durum mill as a result of its decision to close and sell the facility. The Company estimated the fair value of the facility based on information received from prospective buyers. In addition, unusual charges included $3.2 million primarily for costs associated with employee severance liabilities which resulted from a new Venezuelan law and costs associated with the departure of the business segment's former president.

The Company recognized an unusual charge of $10.3 million for the write-off of receivables from a major customer of its former food exporting business. The Company had negotiated an exit agreement with this customer in fiscal 1998, which provided for payments to the Company for amounts due under notes and accounts receivable. The agreement had been restructured on several occasions because of the customer's financial difficulties. As a result of uncertainties with respect to the customer's ability to meet its obligations, the Company recognized a $5 million charge in the fourth quarter of fiscal 1998. In June 1998, the Company was notified by the customer that it would not meet its obligations under the restructured exit agreement. The Company believes the customer's financial problems were caused by its difficulty in moving product into the Russian marketplace and were complicated by recent economic difficulties in Russia. Accordingly, the Company believes that remaining amounts due from the customer are not collectible.

(5) Interest, net, consisted of the following (in thousands):

                                                    Three Months Ended
                                                    -------------------
                                                     May 31,    May 31,
                                                      1998        1997
-----------------------------------------------------------------------
Interest expense                                     $3,833      $5,422
Capitalized interest                                     -           (9)
Non-operating interest income                           (65)       (929)
-----------------------------------------------------------------------
   Interest, net                                     $3,768      $4,484
=======================================================================
Cash payments for interest, net of amounts capitalized, were $6.0 million and $6.5 million for the three months ended May 31, 1998 and 1997, respectively.


(6) Income taxes - Cash payments for income taxes for the three months ended May 31, 1998 and 1997, were $6.7 million and $3.8 million, respectively.


(7) Supplemental balance sheet information (in thousands)
                                                 May 31,       Feb. 28,
                                                  1998           1998
----------------------------------------------------------------------
Trade accounts receivable, net:
  Trade                                         $146,731      $148,947
  Allowance for doubtful accounts                 (3,666)       (4,746)
----------------------------------------------------------------------
   Total trade accounts receivable, net         $143,065      $144,201
======================================================================

Inventories:
  Raw materials, excluding grain                $ 20,920      $ 19,823
  Grain                                           65,235        87,769
  Finished and in-process goods                  132,662       151,894
  Packages and supplies                            7,656         6,503
----------------------------------------------------------------------
   Total inventories                            $226,473      $265,989
======================================================================

Property, plant and equipment, net:
  Land                                          $ 13,723      $ 15,123
  Buildings and improvements                      91,022        98,204
  Machinery and equipment                        225,252       235,906
  Transportation equipment                         4,213         5,883
  Improvements in progress                        17,076        16,969
----------------------------------------------------------------------
                                                 351,286       372,085
  Accumulated depreciation                      (149,847)     (151,518)
----------------------------------------------------------------------
   Total property, plant and equipment, net     $201,439      $220,567
======================================================================

(8) Segment information (in millions)

                                                               Operating
                                    Net    Operating   Unusual  Earnings
                                   Sales     Costs      Items    (Loss)
----------------------------------------------------------------------
Three Months Ended May 31, 1998
  Multifoods Distribution Group   $454.7   $(448.2)   $(11.5)  $ (5.0)
  North America Foods              110.5    (105.9)     (7.2)    (2.6)
  Venezuela Foods                   95.9     (97.2)     (8.5)    (9.8)
  Divested Business                  -          .8     (10.3)    (9.5)
  Corporate Expenses                 -        (1.9)        -     (1.9)
----------------------------------------------------------------------
    Total                         $661.1   $(652.4)   $(37.5)  $(28.8)
======================================================================
Three Months Ended May 31, 1997
  Multifoods Distribution Group   $446.7   $(443.2)   $   -    $  3.5
  North America Foods              115.5    (112.5)       -       3.0
  Venezuela Foods                  102.3     (99.5)       -       2.8
  Divested Business                  2.7      (2.1)       -        .6
  Corporate Expenses                 -        (2.4)       -      (2.4)
---------------------------------------------------------------------
    Total                         $667.2   $(659.7)   $   -    $  7.5
=====================================================================

(9) Contingencies - In fiscal 1998, the Company was notified that approximately $6 million in Company-owned inventory was stolen from a ship in the port of St. Petersburg, Russia. The ship had been chartered by the major customer of the Company's former food exporting business. The Company believes, based on the facts known to date, that the loss is covered by insurance. If the loss from the theft of product is not covered by insurance, the Company would likely recognize a material charge to its results of operations.


             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Results of
                      Operations and Financial Condition
                                 (Unaudited)



Results of Operations:
----------------------

For the three months ended May 31, 1998, compared with
-------------------------------------------------------
the corresponding prior period
------------------------------

Overview

The Company reported a consolidated first quarter net loss of $24.3 million, or $1.30 per diluted share, compared with net earnings of $2 million, or 11 cents per diluted share, a year ago. The net loss was the result of after-tax unusual charges of $27.1 million, or $1.45 per diluted share. Excluding the unusual charges, fiscal 1999 net earnings increased to $2.8 million, or 15 cents per diluted share. This increase resulted from higher operating earnings in the Company's Multifoods Distribution Group and North America Foods business segments, which offset the decline in Venezuela Foods' operating results.

Unusual charges in fiscal 1999 resulted from the Company's plan to consolidate its distribution businesses and to close a durum mill in Venezuela. In addition, unusual charges included the write-off of receivables from a major customer of the Company's former food exporting business and costs associated with the Canadian frozen bakery business. The Company expects that savings achieved in fiscal 1999 from these actions will be offset by relocation costs and other one-time costs of the business consolidation, which will be expensed as incurred. The Company, however, expects these actions to improve operating earnings by $5 million to $7 million in fiscal 2000 and $11 million to $14 million in fiscal 2001. Further discussion of unusual charges follows in Segment Results and in Note 4 to the consolidated condensed financial statements.

Net sales for fiscal 1999 declined 1% to $661.1 million as higher
Multifoods Distribution Group net sales were offset by decreases in North America Foods and Venezuela Foods.


Segment Results

Multifoods Distribution Group: Net sales increased 2% to $454.7 million as a result of higher sales volumes to vending distribution's independent customer segment. Net sales in foodservice distribution were flat as increased sales to the pizza and Mexican customer segments were offset by the Company's decision to relinquish several low margin accounts. Operating earnings before unusual items increased 86% to $6.5 million, primarily as a result of lower bad debt and administrative expenses.

In fiscal 1999, the Company recognized an $11.5 million unusual charge for actions associated with the Company's plan to consolidate its vending and foodservice distribution operations into a single business. The plan involves reducing the number of distribution centers by nine, reducing the work force by approximately 300 employees and reducing the vehicle fleet size by up to 10 percent. The charges cover losses on lease commitments, employee termination benefits, costs incurred for outside consultants and the write-down of leasehold improvements.

North America Foods: Net sales declined 4% to $110.5 million due to lower prices that resulted from a reduction in commodity costs and from unfavorable currency translation. The decline in net sales was partially offset by higher sales volumes. Operating earnings before unusual items increased 53% to $4.6 million. The increase resulted from the higher sales volumes, improved gross margins, and lower selling and administrative expenses. The increase in gross margins was the result of a more favorable product mix and lower ingredient costs.

In fiscal 1999, the Company recognized an unusual charge of $7.2 million for the write-down of assets and the cost of work-force reductions associated with its Canadian frozen bakery business. The charge resulted from the Company's inability to sell the business at a price acceptable to the Company and from the loss of a major customer in May 1998. In accordance with Statement of Financial Accounting Standards No. 121, the Company evaluated the carrying value of its long-lived assets as a result of these recent events. The Company estimated the fair value of the assets based on information received from prospective buyers and in consideration of the loss of the major customer. Accordingly, the Company recognized a $5.8 million charge to reduce the carrying value of the assets. In addition, the unusual charge included $1.4 million primarily for employee termination benefits.

Venezuela Foods: Net sales declined 6% to $95.9 million primarily as a result of a substantial decrease in consumer corn flour volumes. Volumes were affected by a decline in the amount of corn flour the Company was awarded to provide under a Venezuelan government subsidy program. In the prior year first quarter, the Company supplied 100% of the corn flour for this program. The decline in net sales was partially offset by increased animal feed sales volumes that resulted from a new customer. Excluding unusual charges, the business segment recognized an operating loss of $1.3 million, compared with operating earnings of $2.8 million last year. The operating loss resulted primarily from a significant decline in gross margins and the lower corn flour volumes. The gross margin decline resulted from difficult economic conditions that prevented the Company from raising prices to cover higher raw material and operating costs.

In fiscal 1999, the Company recognized an unusual charge of $8.5 million associated with its Venezuela Foods business. The charge included a $5.3 million asset write-down, which resulted from the Company's decision in May 1998 to close a durum mill. In accordance with Statement of Financial Accounting Standards No. 121, the Company evaluated the recoverability of the carrying value of its durum mill as a result of its decision to close and sell the facility. The Company estimated the fair value of the facility based on information received from prospective buyers. In addition, the unusual charge included $3.2 million primarily for costs associated with employee severance liabilities which resulted from a new Venezuelan law and costs associated with the departure of the business segment's former president.

The Company expects that the difficult economic and competitive environment in Venezuela will continue to adversely affect the Company's Venezuela Foods' operating results in fiscal 1999. In order to improve operating performance, the Company is continuing to evaluate additional opportunities to reduce costs and focus on strategies that provide the highest possible returns to shareholders. As a result, additional actions taken by the Company could result in material unusual charges to the Company's results of operations.

Divested Business: The Company's Divested Business segment represents its food exporting business, which the Company exited in fiscal 1998. Operating earnings before unusual charges were $0.8 million, which represented a refund of customs tax paid in prior years.

In fiscal 1999, the Company recognized an unusual charge of $10.3 million for the write-off of receivables from a major customer of its former food exporting business. The Company had negotiated an exit agreement with this customer in fiscal 1998, which provided for payments to the Company for amounts due under notes and accounts receivable. The agreement had been restructured on several occasions because of the customer's financial difficulties. As a result of uncertainties with respect to the customer's ability to meet its obligations, the Company recognized a $5 million charge in the fourth quarter of fiscal 1998. In June 1998, the Company was notified by the customer that it would not be able to meet its obligations under the restructured exit agreement. The Company believes the customer's financial problems were caused by its difficulty in moving product into the Russian marketplace and were complicated by recent economic difficulties in Russia. Accordingly, the Company believes that remaining amounts due from the customer are not collectible.

Non-operating Expense and Income

Net interest expense declined to $3.8 million, compared with $4.5 million last year as a result of lower debt levels.

Income Taxes

The effective tax rate on earnings before unusual items was 38% in fiscal 1999, compared with 30% in fiscal 1998. The increase was due to the substantial decline in Venezuela Foods' operating results, which had a low effective tax rate in prior years. If fiscal 1999 Venezuela Foods operating results fall below currently projected levels, the Company's overall effective tax rate will increase from its current level.

Financial Condition:

The debt-to-total capitalization ratio increased to 42% at May 31, 1998, compared with 38% at February 28, 1998, primarily as a result of increased working capital requirements. Working capital requirements increased as a result of the timing of payments. The increase in working capital levels was partially offset by lower inventory balances, which declined primarily because of seasonal factors in Canada and Venezuela, and the emphasis on reducing inventory levels throughout the Company.

The Company's $37.5 million unusual charge included $25.3 million of non-cash costs and $12.2 million of cash outlays that are expected to occur over the next 24 months. In addition, the Company estimates it will incur capital expenditures of $15 million to $20 million over the next 24 months associated with upgrading the remaining distribution warehouse facilities. The Company plans to use future cash flows from operations along with available external financing to fund these estimated cash outlays.

Cautionary Statement Relevant to Forward-Looking Information

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company and its representatives may from time-to-time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; market conditions and weather patterns that may affect the costs of grain and other raw materials; changes in laws and regulations; the inability of the Company to either resolve the Company's "Year 2000" issues or to accurately estimate the cost associated with "Year 2000" compliance; economic and political conditions in Venezuela, including inflation, currency volatility, possible limitations on foreign investment, exchangeability of currency, dividend repatriation and changes in existing tax laws; the inability of the Company to collect insurance proceeds related to the theft of inventory from the port of St. Petersburg, Russia; fluctuations in foreign exchange rates; the Company's ability to realize the earnings benefits from the integration of its distribution businesses; and other factors as may be discussed in the Company's report on Form 10-K for the year ended February 28, 1998, and other reports filed with the Securities and Exchange Commission.


                                PART II

                           OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

       10.   Agreement dated June 15, 1998 between Molinos
             Nacionales, C.A. and Fidias Robuste regarding separation from employment with the Company.

       11.   Computation of Earnings (Loss) Per Common Share.

       12.   Computation of Ratio of Earnings to Fixed Charges.

       27.   Financial Data Schedule.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended May 31, 1998.















                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERNATIONAL MULTIFOODS CORPORATION




Date:  July 13, 1998              By:/s/ William L. Trubeck
                                     ----------------------------
                                     William L. Trubeck
                                     Senior Vice President - Finance and
                                       Chief Financial Officer and
                                       President Latin America Operations
                                     (Principal Financial Officer and
                                      Duly Authorized Officer)




                             EXHIBIT INDEX


10.   Agreement dated June 15, 1998 between Molinos
      Nacionales, C.A. and Fidias Robuste regarding separation from employment with the Company.

11.   Computation of Earnings (Loss) Per Common Share.

12.   Computation of Ratio of Earnings to Fixed Charges.

27.   Financial Data Schedule.