Form 10-Q
period 1998-08-31
INTERNATIONAL MULTIFOODS CORP
filed 1998-10-13
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)
  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended August 31, 1998
                                  OR

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

      The number of shares outstanding of the registrant's Common
Stock, par value $.10 per share, as of September 30, 1998 was 18,743,094.


                            PART I. FINANCIAL INFORMATION
                            -----------------------------

                INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Statements of Operations
                                      (unaudited)
                       (in thousands, except per share amounts)

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                               ----------------------    ----------------------
                                Aug. 31,     Aug. 31,    Aug. 31,     Aug. 31,
                                   1998         1997        1998         1997
-------------------------------------------------------------------------------

Net sales                      $ 547,086   $ 541,600    $1,112,273   $1,106,468
Cost of materials and
   Production                   (467,956)   (461,278)     (952,006)    (945,373)
Delivery and distribution        (36,483)    (35,655)      (72,807)     (72,074)
-------------------------------------------------------------------------------
Gross profit                      42,647      44,667        87,460       89,021
Selling, general
   and administrative            (32,540)    (34,119)      (67,453)     (73,933)
Unusual items                          -           -       (28,963)           -
-------------------------------------------------------------------------------
Operating earnings (loss)         10,107      10,548        (8,956)      15,088
Interest, net                     (2,221)     (1,721)       (5,026)      (4,652)
Other income (expense), net         (239)        321          (499)         141
-------------------------------------------------------------------------------
Earnings (loss) from
   continuing operations
   before income taxes             7,647       9,148       (14,481)      10,577
Income taxes                      (3,059)     (3,082)        4,454       (3,564)
-------------------------------------------------------------------------------
Earnings (loss) from
   continuing operations           4,588       6,066       (10,027)       7,013
-------------------------------------------------------------------------------
Discontinued Operations:
  Operating loss, net of tax      (4,382)     (1,527)      (14,068)        (474)
  Net loss on disposition,
   after tax                    (114,854)          -      (114,854)           -
-------------------------------------------------------------------------------
Loss from discontinued
   Operations                   (119,236)     (1,527)     (128,922)        (474)
-------------------------------------------------------------------------------
Net earnings (loss)            $(114,648)  $   4,539    $ (138,949)  $    6,539
===============================================================================

Basic earnings (loss) per
   share:
    Continuing operations      $     .24   $     .33    $     (.53)  $      .39
    Discontinued operations        (6.35)       (.08)        (6.87)        (.03)
-------------------------------------------------------------------------------
     Total                     $   (6.11)  $     .25    $    (7.40)  $      .36
===============================================================================
Diluted earnings (loss) per
   share:
    Continuing operations      $     .24   $     .33    $     (.53)  $      .38
    Discontinued operations        (6.30)       (.08)        (6.87)        (.02)
-------------------------------------------------------------------------------
     Total                     $   (6.06)  $     .25    $    (7.40)  $      .36
===============================================================================

Average shares of common
   stock outstanding:
    Basic                         18,769      18,234        18,766       18,125
    Diluted                       18,930      18,514        18,766       18,318
-------------------------------------------------------------------------------

Dividends per share of
   common stock                $     .20   $     .20    $      .40   $      .40
-------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.


                INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                       Consolidated Condensed Balance Sheets
                                (in thousands)

                                                               Condensed
                                                            from audited
                                                               financial
                                              (Unaudited)     statements
                                                Aug. 31,        Feb. 28,
                                                   1998             1998
------------------------------------------------------------------------
Assets
------

Current assets:
  Cash and cash equivalents                  $ 11,885         $   9,126
  Trade accounts receivable, net              113,928           111,944
  Inventories                                 161,497           156,335
  Net current assets of
    discontinued operations                    64,247            62,962
  Other current assets                         66,165            53,379
-----------------------------------------------------------------------
    Total current assets                      417,722           393,746
-----------------------------------------------------------------------

Property, plant and equipment, net            153,141           169,982
Goodwill, net                                  83,110            84,911
Net noncurrent assets of
   discontinued operations                      6,305             7,976
Other assets                                   32,740            36,194
-----------------------------------------------------------------------
Total assets                                 $693,018         $ 692,809
=======================================================================

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Notes payable                              $ 49,162         $   1,025
  Current portion of long-term debt             3,500            24,500
  Accounts payable                            155,191           132,401
  Other current liabilities                    75,871            63,839
-----------------------------------------------------------------------
    Total current liabilities                 283,724           221,765
-----------------------------------------------------------------------
Long-term debt                                121,073           120,951
Employee benefits and other liabilities        39,987            40,740
-----------------------------------------------------------------------
    Total liabilities                         444,784           383,456
-----------------------------------------------------------------------

Shareholders' equity:
  Common stock                                  2,184             2,184
  Accumulated other comprehensive income:
    Foreign currency translation adjustments  (24,883)         (110,812)
    Minimum pension liability adjustment       (3,499)           (3,499)
  Other shareholders' equity                  274,432           421,480
------------------------------------------------------------------------
    Total shareholders' equity                248,234           309,353
------------------------------------------------------------------------
Commitments and contingencies
------------------------------------------------------------------------
Total liabilities and shareholders' equity   $693,018         $ 692,809
========================================================================
See accompanying notes to consolidated condensed financial statements.



              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                         SIX MONTHS ENDED
                                                      ---------------------
                                                      Aug. 31,     Aug. 31,
                                                         1998         1997
---------------------------------------------------------------------------
Cash flows from operations:
  Earnings(loss) from continuing operations          $(10,027)     $  7,013
  Adjustments to reconcile earnings(loss) from
    continuing operations to cash provided by
    (used for) operations:
      Depreciation and amortization                    11,357        11,875
      Deferred income tax expense (benefit)            (9,913)          968
      Provision for losses on receivables                 102           132
      Provision for unusual charges                    28,963             -
      Changes in operating assets and liabilities:
          Accounts receivable                          (6,508)       53,032
          Inventories                                  (9,260)       (6,729)
          Other current assets                         (5,852)        4,633
          Accounts payable                             25,263       (13,682)
          Other current liabilities                   (17,703)       (6,075)
      Other, net                                          325          (227)
---------------------------------------------------------------------------
        Cash provided by continuing operations          6,747        50,940
        Cash provided by (used for) discontinued
           operations                                 (10,944)       22,386
---------------------------------------------------------------------------
        Cash provided by(used for) all operations      (4,197)       73,326
---------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                 (8,747)       (4,655)
  Discontinued operations                              (3,542)       (3,152)
  Proceeds from property disposals                      1,424           277
---------------------------------------------------------------------------
        Cash used for investing activities            (10,865)       (7,530)
---------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase(decrease) in notes payable              30,359       (14,181)
  Net decrease in long-term debt                      (19,756)      (35,055)
  Dividends paid                                       (7,510)       (7,263)
  Proceeds from issuance of common stock                3,391         7,748
  Purchase of treasury stock                           (4,617)         (799)
  Discontinued operations                              17,175       (19,358)
  Other, net                                              (15)          (15)
---------------------------------------------------------------------------
        Cash provided by (used for)
           financing activities                        19,027       (68,923)
---------------------------------------------------------------------------
(Increase)decrease in cash from discontinued
  operations                                           (1,193)        2,007
---------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                    (13)           (9)
---------------------------------------------------------------------------
Net increase(decrease)in cash and cash equivalents      2,759        (1,129)
Cash and cash equivalents at beginning of period        9,126         5,446
---------------------------------------------------------------------------
Cash and cash equivalents at end of period            $11,885      $  4,317
===========================================================================
See accompanying notes to consolidated condensed financial statements.


             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of August 31, 1998, and the results of its operations for the three and six months ended August 31, 1998 and 1997, and cash flows for the six months ended August 31, 1998 and 1997. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998. The results of operations for the three and six months ended August 31, 1998, are not necessarily indicative of the results to be expected for the full year.

(2) New accounting pronouncement - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company by March 1, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the timing of adoption or the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

(3) Discontinued operations - In the second quarter of fiscal 1999 the Company decided to sell its Venezuela Foods business and, accordingly, has classified this business as discontinued operations in the consolidated financial statements. On August 4, 1998, the Company announced that it had entered into a letter of intent with Archer Daniels Midland Co. (ADM) to sell its Venezuela Foods business. The estimated loss on the sale is $114.9 million (after taxes of $7.4 million), consisting of $93.3 million for the recognition of the unrealized foreign currency translation loss in shareholders' equity, a provision of $8.2 million for anticipated future operating losses until disposal and a $13.4 million estimated loss on disposal. The estimated loss was based on an anticipated sale date of October 31, 1998 and an estimated sale price that approximated the net book value of the business.

On September 29, 1998, the Company announced ADM's decision not to proceed with the acquisition of the Venezuela Foods business. The Company continues to be committed to selling the business as soon as practicable. Management is in the process of reviewing the assumptions used in determining the estimated loss on the sale as a result of this recent development. It is anticipated that an additional charge will be required in the third quarter, as the sale is not expected to occur before the fourth quarter of fiscal 1999. The additional charge may be material to the Company's consolidated results of operations.

The fiscal 1999 operating loss of the Venezuela Foods business reflected in the Consolidated Statements of Operations included results through July 31, 1998, the measurement date. The estimated operating loss from the measurement to anticipated sale date is reflected in the net loss on disposition. The operating results below are through August 31, 1998 and are exclusive of loss provisions related to the disposal.

                                     Three Months Ended      Six Months Ended
                                     ------------------     -----------------
                                     Aug. 31,   Aug. 31,    Aug. 31,   Aug. 31,
(in thousands)                          1998       1997        1998       1997
------------------------------------------------------------------------------
Net sales                            $84,852    $87,613    $180,788   $189,931
Operating earnings (loss)             (5,704)    (1,293)    (15,392)     1,694
Interest, net                          1,050      1,328       2,013      2,881
Net loss                              (7,526)    (1,527)    (17,212)      (474)
-------------------------------------------------------------------------------


The net assets of the Venezuela Foods business were as follows:

                                                          Aug. 31,      Feb 28,
(in thousands)                                               1998         1998
------------------------------------------------------------------------------
Cash and cash equivalents                                $  2,132     $  1,237
Trade accounts receivable, net                             33,532       32,258
Inventories                                                62,323      109,654
Other current assets                                       10,219       10,471
Current portion of long-term debt                            (481)        (542)
Accounts payable                                          (38,624)     (85,099)
Other current liabilities                                  (4,854)      (5,017)
------------------------------------------------------------------------------
Net current assets of discontinued operations            $ 64,247     $ 62,962
==============================================================================

Property, plant and equipment, net                       $ 45,867     $ 50,585
Other assets                                                1,723        1,310
Long-term debt                                            (38,542)     (41,906)
Employee benefits and other liabilities                    (2,743)      (2,013)
------------------------------------------------------------------------------
Net noncurrent assets of discontinued operations         $  6,305     $  7,976
==============================================================================

In addition to the net assets above, the Venezuela Foods business also had an $18.5 million obligation to the parent Company at August 31, 1998.

(4) Comprehensive income - In June 1997, the Financial Accounting
Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The Company adopted SFAS 130 beginning in the first quarter of fiscal 1999.
Comprehensive income is defined as the change in the equity of a business from all nonowner transactions and events. The Company's comprehensive income is as follows:

                                     Three Months Ended      Six Months Ended
                                     ------------------     ------------------
                                     Aug. 31,   Aug. 31,    Aug. 31,   Aug. 31,
(in thousands)                          1998       1997        1998       1997
------------------------------------------------------------------------------
Net earnings (loss)                 $(114,648)   $4,539    $(138,949)   $6,539
Foreign currency translation
  adjustments                          87,872      (485)      85,929      (974)
Reclassification adjustment due to
  foreign currency translation
  adjustment recognized (a)           (93,351)        -      (93,351)        -
------------------------------------------------------------------------------
Comprehensive income (loss)         $(120,127)   $4,054    $(146,371)   $5,565
==============================================================================

(a) Represents the foreign currency translation losses recognized from the planned sale of the Venezuela Foods business.

(5) Unusual items - The Company's continuing operations recognized unusual items that resulted in pre-tax charges of $29 million ($18.7 million after-tax or $1.00 per share) and were comprised of the following:

(in millions)                                         Segment
------------------------------------------------------------------------
Business consolidation plan     $11.5      Multifoods Distribution Group
Asset impairment and
   severance costs                7.2        North America Foods
Receivable write-offs            10.3        Divested Business
------------------------------------------------------------------------
   Total                        $29.0
=====================================

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

The Company recognized a charge of $7.2 million for the write-down of assets and the cost of work-force reductions associated with its Canadian frozen bakery business. The charge resulted from the inability to sell the business at a price acceptable to the Company and from the loss of a major customer in May 1998. In accordance with Statement of Financial Accounting Standards No. 121, the Company evaluated the carrying value of its long-lived assets as a result of these recent events and recognized a $5.8 million charge for asset impairment. In addition, a charge of $1.4 million primarily for employee termination benefits was recognized.

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


(6) Interest, net

                                    Three Months Ended       Six Months Ended
                                  ---------------------    --------------------
                                  Aug. 31,     Aug. 31,    Aug. 31,     Aug. 31,
(in thousands)                       1998         1997        1998         1997
--------------------------------------------------------------------------------
Interest expense                   $2,513      $ 3,195      $5,359      $ 7,043
Capitalized interest                  (31)           -         (31)          (9)
Non-operating interest income        (261)      (1,474)       (302)      (2,382)
--------------------------------------------------------------------------------
   Interest, net                   $2,221      $ 1,721      $5,026      $ 4,652
================================================================================

Cash payments for interest, net of amounts capitalized, were $5.7 million and $6.9 million for the six months ended August 31, 1998 and 1997, respectively.

(7) Income taxes - Cash payments for income taxes for the six months ended August 31, 1998 were $8.5 million while cash refunds for the six months ended August 31, 1997 were $1.7 million.

(8) Supplemental balance sheet information
                                               Aug. 31,        Feb. 28,
(in thousands)                                    1998            1998
----------------------------------------------------------------------
Trade accounts receivable, net:

  Trade                                       $ 116,674      $ 116,261
  Allowance for doubtful accounts                (2,746)        (4,317)
----------------------------------------------------------------------
   Total trade accounts receivable, net       $ 113,928      $ 111,944
======================================================================

Inventories:
  Raw materials, excluding grain              $  11,427      $   8,234
  Grain                                           4,208          6,258
  Finished and in-process goods                 140,937        137,569
  Packages and supplies                           4,925          4,274
----------------------------------------------------------------------
   Total inventories                          $ 161,497      $ 156,335
======================================================================

Property, plant and equipment, net:
  Land                                        $  11,251      $  11,389
  Buildings and improvements                     76,467         80,173
  Machinery and equipment                       177,670        190,324
  Transportation equipment                        3,235          4,876
  Improvements in progress                       10,452          5,958
----------------------------------------------------------------------
                                                279,075        292,720
  Accumulated depreciation                     (125,934)      (122,738)
----------------------------------------------------------------------
   Total property, plant and equipment, net   $ 153,141      $ 169,982
======================================================================

(9) Segment information

                                                                 Operating
                                    Net     Operating   Unusual   Earnings
(in millions)                      Sales      Costs      Items     (Loss)
--------------------------------------------------------------------------
Three Months Ended Aug. 31, 1998
  Multifoods Distribution Group   $  442.1   $  (436.6)  $    -     $ 5.5
  North America Foods                105.0       (98.1)       -       6.9
  Corporate Expenses                     -        (2.3)       -      (2.3)
-------------------------------------------------------------------------
    Total                         $  547.1   $  (537.0)  $    -     $10.1
=========================================================================
Three Months Ended Aug. 31, 1997
  Multifoods Distribution Group   $  422.2   $  (417.1)  $    -     $ 5.1
  North America Foods                116.7      (111.4)       -       5.3
  Divested Business                    2.7         (.6)       -       2.1
  Corporate Expenses                     -        (1.9)       -      (1.9)
-------------------------------------------------------------------------
    Total                         $  541.6   $  (531.0)  $    -     $10.6
=========================================================================

Six Months Ended Aug. 31, 1998
  Multifoods Distribution Group   $  896.8   $  (884.8)  $(11.5)    $  .5
  North America Foods                215.5      (204.0)    (7.2)      4.3
  Divested Business                      -          .8    (10.3)     (9.5)
  Corporate Expenses                     -        (4.3)       -      (4.3)
-------------------------------------------------------------------------
    Total                         $1,112.3   $(1,092.3)  $(29.0)    $(9.0)
=========================================================================
Six Months Ended Aug. 31, 1997
  Multifoods Distribution Group   $  868.9   $  (860.3)  $    -     $ 8.6
  North America Foods                232.2      (223.9)       -       8.3
  Divested Business                    5.4        (2.7)       -       2.7
  Corporate Expenses                     -        (4.5)       -      (4.5)
-------------------------------------------------------------------------
    Total                         $1,106.5   $(1,091.4)  $    -     $15.1
=========================================================================


(10) Contingencies - In fiscal 1998, the Company was notified that approximately $6 million in Company-owned inventory was stolen from a ship in the port of St. Petersburg, Russia. The ship had been chartered by a major customer of the Company's former food exporting business. The Company believes, based on the facts known to date, that the loss is covered by insurance. If the loss from the theft of product is not covered by insurance, the Company would likely recognize a material charge to its results of operations.



             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Results of
                      Operations and Financial Condition
                                 (Unaudited)

In August 1998, the Company announced its decision to sell its Venezuela Foods business. The decision was based on management's belief that shareholders would be best served by the more predictable financial results expected from the Company's remaining businesses. As a result, the Venezuela Foods business segment has been classified as discontinued operations in the consolidated financial statements and in the discussion below.

Results of Operations:

Overview

The net loss for the second quarter of fiscal 1999 was $114.6 million, or $6.06 per diluted share, compared with net earnings of $4.5 million, or 25 cents per diluted share a year ago. The net loss was the result of a $119.2 million loss from discontinued operations. The loss included a $93.3 million non-cash charge for the recognition of unrealized foreign currency translation losses associated with the Venezuela Foods business. The unrealized losses were previously classified as foreign currency translation in shareholders' equity. Further discussion of the loss follows in "Discontinued Operations".

For the six months ended August 31, 1998, the Company recognized a net loss of $138.9 million, or $7.40 per diluted share, compared with net earnings of $6.5 million, or 36 cents per diluted share a year ago. In addition to the loss from discontinued operations, the current period net loss included $18.7 million, or $1.00 per share, of after-tax unusual charges for continuing operations.

The Company expects that savings achieved in fiscal 1999 from actions associated with unusual charges will be offset by one-time costs incurred in consolidating the distribution operations, as described below. The Company, however, expects these actions to improve operating earnings of continuing operations by $3 million to $5 million in fiscal 2000 and $9 million to $12 million in fiscal 2001. Further discussion of unusual charges follows in "Segment Results" and in Note 5 to the consolidated condensed financial statements.

Continuing Operations

Fiscal 1999 second-quarter earnings from continuing operations were $4.6 million, or 24 cents per share, compared with $6.1 million, or 33 cents a year ago. The decline was caused by non-recurring earnings in the prior year, which included the operating profit of the Company's former food exporting business and interest income on tax refunds. In addition, last year's net earnings benefited from a lower effective tax rate. The decline in net earnings was partially offset by higher operating earnings in the Multifoods Distribution Group and North America Foods business segments.

The Company reported a loss from continuing operations of $10 million, or 53 cents per share for the six months ended August 31, 1998. Current year results were adversely affected by after-tax unusual charges of $18.7 million, or $1.00 per share. Excluding unusual charges, current period earnings were $8.7 million, or 47 cents per share, compared with $7 million, or 38 cents per diluted share a year ago. The increase was the result of higher operating earnings in the Multifoods Distribution Group and North America Foods business segments.

Segment Results

Multifoods Distribution Group: Net sales in the second quarter increased 5% to $442.1 million primarily as a result of higher sales volumes, including increased sales to vending's independent and foodservice's pizza customer segments. The increase was partially offset by the Company's decision to relinquish several low margin accounts. Operating earnings increased 8% to $5.5 million, primarily as a result of lower administrative expenses and higher sales volumes. The increase in operating earnings was partially offset by higher delivery and distribution costs. Last year's results also included a benefit from the purchase of coffee at favorable prices and from a reduction in bad debt expense.

Net sales for the six-month period increased 3% to $896.8 million. Operating earnings before unusual items increased 40% to $12 million, compared with $8.6 million last year. Net sales and operating earnings were affected by the same factors as described above for the second quarter. An unusual charge of $11.5 million during the current year was for actions associated with the Company's plan to consolidate its vending and foodservice distribution operations into a single business. The charge covers losses on lease commitments, employee termination benefits, costs incurred for outside consultants and the write-down of leasehold improvements.

North America Foods: Net sales in the second quarter declined 10% to $105 million due primarily to lower prices that resulted from a reduction in commodity costs and from unfavorable currency translation. Operating earnings increased 30% to $6.9 million as a result of lower selling and administrative expenses.

Net sales for the six-month period decreased 7% to $215.5 million, compared with $232.2 million last year. Operating earnings before unusual items increased 39% to $11.5 million compared with $8.3 million last year. Net sales and operating earnings were affected by essentially the same factors as noted above for the second quarter. An unusual charge of $7.2 million for the current year resulted from the write-down of assets and cost of work-force reductions associated with the Canadian frozen bakery business.

Divested Business: The Company's Divested Business segment represents its food exporting business, which the Company exited in fiscal 1998. During the first quarter ended May 31, 1998, the segment recognized earnings of $0.8 million from a refund of customs tax paid in prior years. The segment also recognized an unusual charge of $10.3 million for the write-off of receivables from a major customer.

Non-operating Expense and Income

Second quarter net interest expense for continuing operations increased to $2.2 million, compared with $1.7 million last year. The increase was a result of interest income recognized in the prior year from U.S. federal income tax refunds. For the six-month periods, net interest expense increased to $5 million from $4.6 million last year.

Interest expense for continuing operations excludes interest associated with debt obligations of the Company's discontinued Venezuela Foods business. Interest expense classified in discontinued operations for the six months ended August 31, 1998 and 1997 were $2 million and $2.9 million, respectively.

Income Taxes

For the six-month periods, the Company's effective tax rate on earnings before unusual items was 40% in fiscal 1999, compared with 33.7% in fiscal 1998. The tax rate in fiscal 1998 was affected by a change in the expected utilization of net operating loss and capital loss carryforwards of the Company's Canadian business.

Discontinued Operations

On August 4, 1998, the Company announced that it had entered into a letter of intent with Archer Daniels Midland Co.(ADM) to sell its Venezuela Foods business. The Company recognized an estimated loss of $114.9 million consisting of $93.3 million for the recognition of the unrealized foreign currency translation loss in shareholders' equity, a provision of $8.2 million for anticipated future operating losses until disposal and a $13.4 million estimated loss on disposal. The estimated loss was based on an anticipated sale date of October 31, 1998 and an estimated sale price that approximated the net book value of the business.

On September 29, 1998, the Company announced ADM's decision not to proceed with the acquisition of the Venezuela Foods business. The Company continues to be committed to selling the business as soon as practicable. Management is in the process of reviewing the assumptions used in determining the estimated loss on the sale as a result of this recent development. It is anticipated that an additional charge will be required in the third quarter, as the sale is not expected to occur before the fourth quarter of fiscal 1999. The additional charge may be material to the Company's consolidated results of operations.

Net sales of the Venezuelan business were $84.9 million and $87.6 million for the three months ended August 31, 1998 and 1997, respectively, and $180.8 million and $189.9 million for the six months ended August 31, 1998 and 1997, respectively. The sales declines were primarily the result of a decrease in sales volumes, particularly corn flour. Excluding loss provisions related to the disposal, operating losses were $5.7 million and $1.3 million for the three months ended
August 31, 1998 and 1997, respectively. The current year operating loss was primarily the result of a significant decline in gross margins and the lower corn flour volumes. The gross margin decline resulted from difficult economic conditions that prevented the Company from raising prices to cover higher raw material and operating costs.

For the six months ended August 31, 1998 the Venezuela Foods business had an operating loss of $15.4 million, exclusive of loss provisions related to the sale. The operating loss included a charge of $8.5 million, which consisted of a $5.3 million asset write-down and $3.2 million for employee severance liabilities and costs associated with the departure of the business segment's former President. The operating results were also affected by the same factors as described above for the second quarter.

Financial Condition:

The debt-to-total capitalization ratio increased to 41% at August 31, 1998 compared with 32% at February 28, 1998. The ratios for both periods excludes debt obligations of the Company's Venezuelan business which are expected to be assumed by a buyer and that have been classified as net assets of discontinued operations in the consolidated condensed balance sheet. Including debt obligations of continuing and discontinued operations, the debt-to-total capitalization ratio was 46%, compared with 38% at February 28, 1998. The increase in the debt-to-total capitalization ratio is the result of working capital requirements of continuing operations, the loss from discontinued operations and from unusual charges.

Based on the proposed transaction with ADM, the sale of the Venezuelan business was estimated to provide net proceeds of approximately $38 million, after payment of transaction costs and taxes. Management believes that proceeds of the actual sale may be lower than this estimate. The Company expects that the proceeds will initially be used to reduce debt. The Company is considering using the net proceeds in the future for acquisitions and a stock repurchase program.

The Company's $29 million unusual charge for continuing operations included $19.2 million of non-cash costs and $9.8 million of cash outlays that are expected to occur over the next 24 months. In addition, the Company estimates it will incur capital expenditures of $15 million to $20 million over the next 24 months associated with upgrading the remaining distribution warehouse facilities. The Company plans to use future cash flows from operations along with available external financing to fund these estimated cash outlays.

Year 2000

The Company has completed a comprehensive inventory and review of its computer systems and identified the systems that could be affected by the "Year 2000" issue. An implementation plan addressing the issues has been developed and a Year 2000 Project Committee has been established to oversee the implementation plan.

The North America businesses have completed a comprehensive review of both computer systems and other non-computer systems that could include some type of embedded technology. An implementation plan addressing these issues has been developed with a target date of June 30, 1999 for Year 2000 compliance for all computer and non-computer systems. Progress towards compliance has been made in accordance with this plan. The Company believes that upgrades to existing packaged software will resolve the Year 2000 issues in the critical computer systems. The successful upgrading of the packaged systems has been completed in the United States. The non-computer systems have been inventoried and evaluated and the Company believes that there are no critical deficiencies in these systems. Testing of these systems will be completed by February 28, 1999. The upgrading of the packaged systems was driven by business needs as well as Year 2000 issues. This project did not displace any more critical projects because of its Year 2000 implications. Each of the Year 2000 plans includes an evaluation of critical vendors, suppliers and customers. Information is being solicited from these critical business partners and will be evaluated as it is received. The costs associated with the upgrading of the packaged systems and the testing of these systems are not expected to be material to the Company's results of operations.

In Venezuela, the Company completed a comprehensive review of its existing business and financial systems. These systems were not Year 2000 compliant and the Company has chosen to replace these systems with packaged software that is Year 2000 compliant. The implementation began in June 1998 and is scheduled to be complete by June 30, 1999. The capital cost for the new business system is estimated to be $4.6 million. The Company is in the process of inventorying and assessing the non-computer systems as well as evaluating critical relationships with vendors, suppliers and customers.

The Company believes that with the upgrading of the packaged software in North America and with the replacement of the business and financial systems in Venezuela, the Year 2000 issue will not create significant operational problems. Based upon the assessment completed at this time, the Company does not anticipate any significant Year 2000 issues with non-computer systems. All Year 2000 projects are proceeding according to plan, however, if there are significant delays in their completion or if major suppliers or customers experience Year 2000 issues with their systems, the Year 2000 issue may have a material adverse effect on the operations of the Company. The Company has requested information from major customers and suppliers and continues to monitor the completion of the Year 2000 projects. After assessing the information received from customers and suppliers and evaluating the successful completion of the Year 2000 projects, the Company will develop an appropriate contingency plan. It is anticipated that this plan will be developed by June 30, 1999.

Cautionary Statement Relevant to Forward-Looking Information

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company and its representatives may from time-to-time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; market conditions and weather patterns that may affect the costs of grain and other raw materials; changes in laws and regulations; the inability of the Company to either resolve the Company's "Year 2000" issues or to accurately estimate the cost associated with "Year 2000" compliance; economic and political conditions in Venezuela, including inflation, currency volatility, possible limitations on foreign investment, availability of local financing, exchangeability of currency, dividend repatriation and changes in existing tax laws; the Company's ability to complete a sale of the Venezuela Foods business; the inability of the Company to collect insurance proceeds related to the theft of inventory from the port of St. Petersburg, Russia; fluctuations in foreign exchange rates; the Company's ability to realize the earnings benefits from the integration of its distribution businesses; and other factors as may be discussed in the Company's report on Form 10-K for the year ended February 28, 1998, and other reports filed with the Securities and Exchange Commission.


                               PART II

                         OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

     (a) The 1998 Annual Meeting of Stockholders of International Multifoods Corporation (the "Company") was held on June 19, 1998 (the "Annual Meeting"). Holders of the Company's common stock, par value $.10 per share, of record on May 1, 1998 were entitled to one vote per share.

     (c) At the Annual Meeting, Claire L. Arnold, Lois D. Rice and Dolph W. von Arx were elected directors for a term of three years. The number of votes cast for the election of each director and the number of votes withheld are as follows:

                         FOR              WITHHELD

Claire L. Arnold     16,320,027             95,741
Lois D. Rice         16,295,150            120,618
Dolph W. von Arx     16,327,139             88,629

The other directors whose term of office as a director continued after the meeting were Gary E. Costley, James G. Fifield, Robert M. Price, Nicholas L. Reding, Jack D. Rehm and Richard K. Smucker. Effective October 1, 1998, James G. Fifield resigned as a director.

     With respect to the proposal to approve the amendments to the Company's 1997 Stock-Based Incentive Plan, there were 15,104,500 votes cast for the proposal, 1,166,908 votes cast against the proposal and 144,360 abstentions. There were no broker nonvotes with respect to such matter.

     With respect to the proposal to approve the Company's Amended and Restated Management Incentive Plan, there were 15,766,073 votes cast for the proposal, 495,980 votes cast against the proposal and 153,715 abstentions. There were no broker nonvotes with respect to such matter.

     With respect to the proposal to approve the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending February 28, 1999, there were 16,331,209 votes cast for the proposal, 42,891 votes cast against the proposal and 41,668 abstentions. There were no broker nonvotes with respect to such matter.

Item 5.      Other Information

     On September 18, 1998, the Board of Directors approved amendments to the Company's Bylaws to revise the "advance notice" bylaw governing the requirement of prior notice for stockholder proposals being submitted for annual meetings of stockholders. As a result of such amendments, the Company's Bylaws now require a stockholder's written notice to be received by the Company not less than ninety (90) days prior to the date of the annual meeting. The Company's Bylaws continue to provide that the annual meeting of stockholders shall be held on the third Friday in June in each year. Based on the Bylaws, as amended, if a stockholder desires to submit a proposal for the Company's 1999 Annual Meeting of Stockholders (and such business is not the subject of a stockholder proposal timely submitted for inclusion in the proxy statement), written notice of such business containing the information required under the Company's Bylaws must be received by the Company at its principal executive offices on or before March 22, 1999.

Item 6.          Exhibits and Reports on Form 8-K

   (a)   Exhibits

         3.1. International Multifoods Corporation Bylaws, as amended.

          11.   Computation of Earnings Per Common Share.

          12.   Computation of Ratio of Earnings to Fixed Charges.

          27.   Financial Data Schedule.

   (b)   Reports on Form 8-K

         During the quarter ended August 31, 1998, the Company filed a report on Form 8-K dated August 4, 1998 relating to the proposed sale of the Company's Venezuela Foods business.


                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTERNATIONAL MULTIFOODS CORPORATION




Date:  October 13, 1998     By /s/William L. Trubeck
                                William L. Trubeck
                                Senior Vice President - Finance and
                                  Chief Financial Officer and President
                                  Latin America Operations
                                (Principal Financial Officer
                                and Duly Authorized Officer)


                             EXHIBIT INDEX



3.1.     International Multifoods Corporation Bylaws, as amended.

11.     Computation of Earnings Per Common Share.

12.     Computation of Ratio of Earnings to Fixed Charges.

27.     Financial Data Schedule.