Form 10-Q
period 1998-11-30
INTERNATIONAL MULTIFOODS CORP
filed 1999-01-12
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1998

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
      Yes  X      No
         -----      ----

      The number of shares outstanding of the registrant's Common
Stock, par value $.10 per share, as of December 31, 1998 was 18,737,494.



                            PART I. FINANCIAL INFORMATION

                INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Statements of Operations
                                      (unaudited)
                       (in thousands, except per share amounts)

                                THREE MONTHS ENDED         NINE MONTHS ENDED
                             -----------------------  -------------------------
                               Nov. 30,     Nov. 30,      Nov. 30,      Nov. 30,
                                  1998         1997          1998          1997
-------------------------------------------------------------------------------
Net sales                    $ 611,147    $ 593,633   $ 1,723,420   $ 1,700,101
Cost of materials and
   production                 (520,729)    (499,469)   (1,472,735)   (1,444,842)
Delivery and distribution      (38,573)     (38,453)     (111,380)     (110,527)
-------------------------------------------------------------------------------
Gross profit                    51,845       55,711       139,305       144,732
Selling, general
   and administrative          (34,318)     (34,979)     (101,771)     (108,912)
Unusual items                        -            -       (28,963)            -
-------------------------------------------------------------------------------
Operating earnings              17,527       20,732         8,571        35,820
Interest, net                   (2,705)        (757)       (7,731)       (5,409)
Other income (expense), net        541         (242)           42          (101)
-------------------------------------------------------------------------------
Earnings from
   continuing operations
   before income taxes          15,363       19,733           882        30,310
Income taxes                    (5,548)      (6,650)       (1,094)      (10,214)
-------------------------------------------------------------------------------
Earnings (loss) from
   continuing operations         9,815       13,083          (212)       20,096
-------------------------------------------------------------------------------
Discontinued operations:
  Operating loss, net of tax         -       (3,672)      (14,068)       (4,146)
  Net loss on disposition,
   after tax                    (7,244)           -      (122,098)            -
-------------------------------------------------------------------------------
Loss from discontinued
   operations                   (7,244)      (3,672)     (136,166)       (4,146)
-------------------------------------------------------------------------------
Net earnings (loss)          $   2,571    $   9,411   $  (136,378)  $    15,950
===============================================================================

Basic earnings (loss) per
   share:
    Continuing operations    $     .52    $     .70   $      (.01)  $      1.10
    Discontinued operations       (.38)        (.19)        (7.26)         (.23)
-------------------------------------------------------------------------------
     Total                   $     .14    $     .51   $     (7.27)  $       .87
===============================================================================
Diluted earnings (loss) per
   share:
    Continuing operations    $     .52    $     .69   $      (.01)  $      1.09
    Discontinued operations       (.38)        (.19)        (7.26)         (.23)
-------------------------------------------------------------------------------
     Total                   $     .14    $     .50   $     (7.27)  $       .86
===============================================================================
Average shares of common
   stock outstanding:
    Basic                       18,743       18,570        18,758        18,273
    Diluted                     18,770       18,865        18,758        18,516
-------------------------------------------------------------------------------
Dividends per share of
   common stock              $     .20    $     .20   $       .60   $       .60
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
------------------------------------------------------------------------

Assets
------
Current assets:
  Cash and cash equivalents                   $ 13,767        $   9,126
  Trade accounts receivable, net               123,489          111,944
  Inventories                                  166,742          156,335
  Net current assets of
    discontinued operations                          -           62,962
  Other current assets                          69,362           53,379
-----------------------------------------------------------------------
    Total current assets                       373,360          393,746
-----------------------------------------------------------------------
Property, plant and equipment, net             156,933          169,982
Goodwill, net                                   82,595           84,911
Net noncurrent assets of
   discontinued operations                      45,626            7,976
Other assets                                    36,552           36,194
-----------------------------------------------------------------------
Total assets                                  $695,066        $ 692,809
=======================================================================

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Notes payable                               $ 36,357        $   1,025
  Current portion of long-term debt              3,000           24,500
  Accounts payable                             161,373          132,401
  Net current liabilities of
    discontinued operations                      3,596                -
  Other current liabilities                     72,055           63,839
-----------------------------------------------------------------------
    Total current liabilities                  276,381          221,765
-----------------------------------------------------------------------

Long-term debt                                 121,199          120,951
Employee benefits and other liabilities         40,774           40,740
-----------------------------------------------------------------------
    Total liabilities                          438,354          383,456
-----------------------------------------------------------------------
Shareholders' equity:
  Common stock                                   2,184            2,184
  Accumulated other comprehensive income:
    Foreign currency translation adjustments   (15,357)        (110,812)
    Minimum pension liability adjustment        (3,499)          (3,499)
  Other shareholders' equity                   273,384          421,480
-----------------------------------------------------------------------
    Total shareholders' equity                 256,712          309,353
-----------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------
Total liabilities and shareholders' equity    $695,066        $ 692,809
=======================================================================

See accompanying notes to consolidated condensed financial statements.



              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                        NINE MONTHS ENDED
                                                      ---------------------
                                                      Nov. 30,     Nov. 30,
                                                         1998         1997
---------------------------------------------------------------------------
Cash flows from operations:
  Earnings(loss) from continuing operations           $   (212)    $ 20,096
  Adjustments to reconcile earnings (loss) from
    continuing operations to cash provided by
    (used for) operations:
      Depreciation and amortization                     16,676       17,874
      Deferred income tax expense (benefit)             (9,561)       3,084
      Provision for losses on (recoveries of)
          receivables                                      172          (45)
      Provision for unusual charges                     28,963            -
      Changes in operating assets and liabilities:
          Accounts receivable                          (16,009)      46,655
          Inventories                                  (13,732)      (3,694)
          Other current assets                          (5,490)       2,348
          Accounts payable                              30,881      (19,805)
          Other current liabilities                    (18,174)      (5,615)
      Other, net                                          (539)       3,490
---------------------------------------------------------------------------
        Cash provided by continuing operations          12,975       64,388
        Cash provided by (used for) discontinued
           operations                                  (28,092)      22,037
---------------------------------------------------------------------------
        Cash provided by(used for) all operations      (15,117)      86,425
---------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                 (16,043)     (13,269)
  Proceeds from sale of investment                       2,340            -
  Discontinued operations                               (4,832)      (5,089)
  Proceeds from property disposals                       1,593          331
---------------------------------------------------------------------------
        Cash used for investing activities             (16,942)     (18,027)
---------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase(decrease) in notes payable               35,410      (14,331)
  Net decrease in long-term debt                       (20,302)     (39,032)
  Dividends paid                                       (11,252)     (10,929)
  Proceeds from issuance of common stock                 3,355       15,970
  Purchase of treasury stock                            (4,617)        (799)
  Discontinued operations                               34,667      (18,805)
  Other, net                                               (15)         (16)
---------------------------------------------------------------------------
        Cash provided by (used for)
           financing activities                         37,246      (67,942)
---------------------------------------------------------------------------
(Increase)decrease in cash from discontinued
  operations                                              (533)       3,017
---------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                     (13)         (41)
---------------------------------------------------------------------------
Net increase in cash and cash equivalents                4,641        3,432
Cash and cash equivalents at beginning of period         9,126        5,446
---------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 13,767     $  8,878
===========================================================================

See accompanying notes to consolidated condensed financial statements.


             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of November 30, 1998, and the results of its operations for the three and nine months ended November 30, 1998 and 1997, and cash flows for the nine months ended November 30, 1998 and 1997. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998. The results of operations for the three and nine months ended November 30, 1998, are not necessarily indicative of the results to be expected for the full year.

(2) New accounting pronouncement - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company no later than March 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in fair value will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the timing of adoption or the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position and results of operations.

(3) Discontinued operations - In August 1998, the Company decided to sell its Venezuela Foods business and, accordingly, has classified this business as discontinued operations in the consolidated financial statements. The Company recognized an estimated loss on disposition of $114.9 million in the second quarter. The loss was based on the terms set forth in a letter of intent with a prospective buyer. During the third quarter, the Company announced that the prospective buyer had decided not to proceed with the acquisition of the business. As a result, the Company recorded an additional loss of $7.2 million in the third quarter to reflect estimated operating losses through fiscal year 1999 and to adjust the estimated income taxes on the sale. The adjustment was necessary as the expected sale date and estimated future operating losses had changed from the assumptions used in the original loss provision. In estimating the loss from discontinued operations, considerable management judgment is necessary, and actual results could differ materially from current estimates.

The estimated loss on disposition was $122.1 million (after taxes of $6.7 million), which consisted of $93.3 million for the recognition of the unrealized foreign currency translation loss in shareholders' equity, a provision of $17.4 million for operating losses until disposal and an $11.4 million estimated loss on disposal. The loss was based on an estimated sale price that approximated the net book value of the business.

The $14.1 million fiscal 1999 operating loss of the Venezuela Foods business reflected in the Consolidated Statements of Operations are the results through July 31, 1998, the measurement date. The estimated operating loss from the measurement date to the anticipated sale date is reflected in the net loss on disposition. The operating results below are through November 30, 1998 and are exclusive of loss provisions related to the disposal.

                                     Three Months Ended      Nine Months Ended
                                    --------------------    -------------------
                                     Nov. 30,   Nov. 30,     Nov. 30,   Nov. 30,
(in thousands)                          1998       1997         1998       1997
-------------------------------------------------------------------------------
Net sales                           $ 86,165    $83,170     $266,953   $273,101
Operating loss                        (8,948)    (2,623)     (24,340)      (929)
Interest, net                            983      1,133        2,996      4,014
Net loss                             (10,629)    (3,672)     (27,841)    (4,146)
-------------------------------------------------------------------------------

The net assets of the Venezuela Foods business were as follows:

                                                             Nov. 30,    Feb 28,
(in thousands)                                                  1998       1998
-------------------------------------------------------------------------------
Cash and cash equivalents                                   $  1,542   $  1,237
Trade accounts receivable, net                                38,236     32,258
Inventories                                                   80,796    109,654
Other current assets                                           6,610     10,471
Notes payable                                                (73,215)         -
Current portion of long-term debt                               (587)      (542)
Accounts payable                                             (51,426)   (85,099)
Other current liabilities                                     (5,552)    (5,017)
-------------------------------------------------------------------------------
Net current assets (liabilities) of discontinued operations $ (3,596)  $ 62,962
===============================================================================
Property, plant and equipment, net                          $ 46,149   $ 50,585
Other assets                                                   1,837      1,310
Long-term debt                                                  (840)   (41,906)
Employee benefits and other liabilities                       (1,520)    (2,013)
-------------------------------------------------------------------------------
Net noncurrent assets of discontinued operations            $ 45,626   $  7,976
===============================================================================

(4) Comprehensive income - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS 130 in the first quarter of fiscal 1999. Comprehensive income is defined as the change in the equity of a business from all nonowner transactions and events. The Company's comprehensive income is as follows:

                                     Three Months Ended       Nine Months Ended
                                    --------------------     ------------------
                                     Nov. 30,   Nov. 30,      Nov. 30,  Nov. 30,
(in thousands)                          1998       1997          1998      1997
-------------------------------------------------------------------------------
Net earnings (loss)                  $ 2,571    $ 9,411     $(136,378) $ 15,950
Foreign currency translation
  adjustments                          9,526     (1,928)       95,455    (2,902)
Reclassification adjustment due to
  foreign currency translation
  adjustment recognized               (8,204)         -      (101,555)        -
-------------------------------------------------------------------------------
Comprehensive income (loss)          $ 3,893    $ 7,483     $(142,478) $ 13,048
===============================================================================

(5) Unusual items - The Company's continuing operations recognized unusual items that resulted in pre-tax charges of $29 million ($18.7 million after-tax or $1.00 per share) and were comprised of the following:

(in millions)                                    Segment
-----------------------------------------------------------------------
Business consolidation plan  $11.5        Multifoods Distribution Group
Asset impairment and
   severance costs             7.2        North America Foods
Receivable write-offs         10.3        Divested Business
-----------------------------------------------------------------------
   Total                     $29.0
==================================

Management adopted a plan to consolidate its vending and foodservice operations into a single business. The plan involves reducing the number of distribution centers by nine, reducing the size of the work force by approximately 300 people and reducing the vehicle fleet size by up to 10 percent. The charge covers losses on lease commitments, employee termination benefits, costs incurred for outside consultants, and the write-down of leasehold improvements. The Company believes that the actions associated with the plan will be completed over a 24-month period ended June 2000.

The Company recognized a charge of $7.2 million for the write-down of assets and the cost of work-force reductions associated with its Canadian frozen bakery business. The charge resulted from the inability to sell the business at a price acceptable to the Company and from the loss of a major customer in May 1998. In accordance with SFAS No. 121, the Company evaluated the carrying value of its long-lived assets as a result of these events and recognized a $5.8 million charge for asset impairment. In addition, a charge of $1.4 million primarily for employee termination benefits was recognized.

The Company recognized an unusual charge of $10.3 million for the write-off of receivables from a major customer of its former food exporting business. The Company had negotiated an exit agreement with this customer in fiscal 1998, which provided for payments to the Company for amounts due under notes and accounts receivable. The agreement had been restructured on several occasions because of the customer's financial difficulties. As a result of uncertainties with respect to the customer's ability to meet its obligations, the Company recognized a $5 million charge in the fourth quarter of fiscal 1998. In June 1998, the Company was notified by the customer that it would not meet its obligations under the restructured exit agreement. The Company believes the customer's financial problems were caused by its difficulty in moving product into the Russian marketplace and were complicated by economic difficulties in Russia. Accordingly, the Company believes that remaining amounts due from the customer are not collectible.

(6) Interest, net

                                     Three Months Ended       Nine Months Ended
                                    ---------------------    ------------------
                                     Nov. 30,     Nov. 30,   Nov. 30,   Nov. 30,
(in thousands)                          1998         1997       1998       1997
-------------------------------------------------------------------------------
Interest expense                     $ 2,880      $ 3,012    $ 8,239   $ 10,055
Capitalized interest                     (23)           -        (54)        (9)
Non-operating interest income           (152)      (2,255)      (454)    (4,637)
-------------------------------------------------------------------------------
   Interest, net                     $ 2,705      $   757    $ 7,731   $  5,409
===============================================================================

Cash payments for interest, net of amounts capitalized, were $9.4 million and $11.5 million for the nine months ended November 30, 1998 and 1997, respectively.

(7) Income taxes - Cash payments for income taxes for the nine months ended November 30, 1998, were $11.1 million, while cash refunds for the nine months ended November 30, 1997, were $0.6 million.


(8) Supplemental balance sheet information
                                                Nov. 30,       Feb. 28,
(in thousands)                                     1998           1998
-----------------------------------------------------------------------
Trade accounts receivable, net:
  Trade                                       $ 126,082      $ 116,261
  Allowance for doubtful accounts                (2,593)        (4,317)
----------------------------------------------------------------------
   Total trade accounts receivable, net       $ 123,489      $ 111,944
======================================================================

Inventories:
  Raw materials, excluding grain              $  11,093      $   8,234
  Grain                                           4,555          6,258
  Finished and in-process goods                 145,557        137,569
  Packages and supplies                           5,537          4,274
----------------------------------------------------------------------
   Total inventories                          $ 166,742      $ 156,335
======================================================================

Property, plant and equipment, net:
  Land                                        $  11,513      $  11,389
  Buildings and improvements                     78,796         80,173
  Machinery and equipment                       184,380        190,324
  Transportation equipment                        2,418          4,876
  Improvements in progress                       10,042          5,958
----------------------------------------------------------------------
                                                287,149        292,720
  Accumulated depreciation                     (130,216)      (122,738)
----------------------------------------------------------------------
   Total property, plant and equipment, net   $ 156,933      $ 169,982
======================================================================


(9) Segment information

                                                                 Operating
                                    Net     Operating   Unusual   Earnings
(in millions)                      Sales      Costs      Items     (Loss)
-------------------------------------------------------------------------
Three Months Ended Nov. 30, 1998
  Multifoods Distribution Group  $  483.8   $  (475.4)   $    -     $ 8.4
  North America Foods               127.3      (115.9)        -      11.4
  Corporate Expenses                    -        (2.2)        -      (2.2)
-------------------------------------------------------------------------
    Total                        $  611.1   $  (593.5)   $    -     $17.6
=========================================================================
Three Months Ended Nov. 30, 1997
  Multifoods Distribution Group  $  456.8   $  (449.0)   $    -     $ 7.8
  North America Foods               133.4      (119.4)        -      14.0
  Divested Business                   3.4        (2.1)        -       1.3
  Corporate Expenses                    -        (2.4)        -      (2.4)
-------------------------------------------------------------------------
    Total                        $  593.6   $  (572.9)   $    -     $20.7
=========================================================================

Nine Months Ended Nov. 30, 1998
  Multifoods Distribution Group  $1,380.6   $(1,360.2)   $(11.5)    $ 8.9
  North America Foods               342.8      (319.9)     (7.2)     15.7
  Divested Business                     -          .8     (10.3)     (9.5)
  Corporate Expenses                    -        (6.5)        -      (6.5)
-------------------------------------------------------------------------
    Total                        $1,723.4   $(1,685.8)   $(29.0)    $ 8.6
=========================================================================
Nine Months Ended Nov. 30, 1997
  Multifoods Distribution Group  $1,325.7   $(1,309.3)   $    -     $16.4
  North America Foods               365.6      (343.3)        -      22.3
  Divested Business                   8.8        (4.8)        -       4.0
  Corporate Expenses                    -        (6.9)        -      (6.9)
-------------------------------------------------------------------------
    Total                        $1,700.1   $(1,664.3)   $    -     $35.8
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

As of November 30, 1998, the Company had guaranteed and provided standby letters of credit totaling $78.4 million related to bank loans and trade obligations of its Venezuelan operations.




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

Results of Operations:
----------------------

Overview

Net earnings for the third quarter of fiscal 1999 were $2.5 million, or 14 cents per diluted share, compared with net earnings of $9.4 million, or 50 cents per diluted share, a year ago. Net earnings for both periods were affected by losses from discontinued operations.

For the nine months ended November 30, 1998, the Company recognized a net loss of $136.4 million, or $7.27 per diluted share, compared with net earnings of $15.9 million, or 86 cents per diluted share, a year ago. The current period included a $136.2 million loss from discontinued operations, which consisted of an estimated $122.1 million loss on disposition and $14.1 million of operating losses. The disposition loss included a $93.3 million non-cash charge for the recognition of unrealized foreign currency translation losses. The unrealized translation losses were previously classified in shareholders' equity. In addition, the current nine-month period included $18.7 million, or $1.00 per share, of after-tax unusual charges related to continuing operations.

The Company expects that savings achieved in fiscal 1999 from actions associated with the unusual charges will be offset by one-time costs incurred to consolidate the distribution operations, as described below. The Company, however, expects these actions to improve operating earnings of continuing operations by $3 million to $5 million in fiscal 2000 and $9 million to $12 million in fiscal 2001. Further discussion of unusual charges follows in "Segment Results" and in Note 5 to the consolidated condensed financial statements.

Continuing Operations

Fiscal 1999 third-quarter earnings from continuing operations were $9.8 million, or 52 cents per share, compared with $13.1 million, or 69 cents per diluted share, a year ago. The decline was due to lower North America Foods operating earnings and the benefit of non-recurring items in the prior year. These non-recurring items included the operating profit of the Company's former food exporting business and interest income on tax refunds. In addition, last year's earnings benefited from a low effective tax rate. The decline in earnings was partially offset by higher operating earnings in Multifoods Distribution Group.

The Company reported a loss from continuing operations of $0.2 million for the nine months ended November 30, 1998. Current year results included after-tax unusual charges of $18.7 million, or $1.00 per share. Excluding unusual charges, current period earnings were $18.5 million, or 99 cents per share, compared with $20.1 million, or $1.09 per diluted share, a year ago.

Segment Results

Multifoods Distribution Group: Net sales in the third quarter increased 6% to $483.8 million, primarily as a result of higher sales volumes. Sales increased in the independent vending and pizza customer segments. The increase also was due to higher foodservice prices that resulted from an increase in cheese costs. Operating earnings increased 8% to $8.4 million, primarily as a result of the higher sales volumes.

Net sales for the nine-month period increased 4% to $1.38 billion as a result of the same factors as described above for the third quarter. Operating earnings before unusual items increased 24% to $20.4 million, compared with $16.4 million last year. Operating earnings increased because of the higher sales volumes and lower administrative costs.
The increase was partially offset by higher delivery and distribution costs. Last year's results benefited from the purchase of coffee at favorable prices and from a reduction in bad debt expense.

An unusual charge of $11.5 million during the current year was for actions associated with the Company's plan to consolidate its vending and foodservice distribution operations into a single business. The charge covers losses on lease commitments, employee termination benefits, costs incurred for outside consultants and the write-down of leasehold improvements.

North America Foods: Net sales in the third quarter declined 5% to $127.3 million, primarily due to unfavorable currency translation, lower prices that resulted from a reduction in wheat costs and lower volumes in certain product lines. The volume declines occurred in consumer branded flour and commercial bakery ingredients in Canada. Operating earnings declined 19% to $11.4 million, as a result of the lower sales volumes and unfavorable currency translation.

Net sales for the nine-month period decreased 6% to $342.8 million, as a result of essentially the same factors as described above for the third quarter. Operating earnings before unusual items increased 3% to $22.9 million, compared with $22.3 million last year. The increase was the result of a decline in selling and administrative costs that offset the affect of unfavorable currency translation and lower sales volumes
in Canada.   An unusual charge of $7.2 million for the current year was related to the write-down of assets and costs of work-force reductions associated with the Canadian frozen bakery business.

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

Non-Operating Expense and Income

Third-quarter net interest expense for continuing operations increased to $2.7 million, compared with $0.8 million last year. The increase was the result of interest income on U.S. federal income tax refunds recognized in the prior year. For the nine-month periods, net interest expense increased to $7.7 million, from $5.4 million last year.

Interest expense for continuing operations excludes interest associated with debt obligations of the Company's discontinued Venezuela Foods business. Interest expense classified in discontinued operations for the nine months ended November 30, 1998 and 1997, were $3 million and $4 million, respectively.

In the third quarter of fiscal 1999, the Company recognized a gain of $0.8 million from the sale of its investment in a Mexican animal feed business.

Income Taxes

For the nine-month periods, the Company's effective tax rate on earnings before unusual items was 38% in fiscal 1999, compared with 33.7% in fiscal 1998. The tax rate in fiscal 1998 was affected by a change in the expected utilization of net operating loss and capital loss carryforwards of the Company's Canadian business.

Discontinued Operations

In August 1998, the Company announced its decision to sell its Venezuela Foods business and recognized an estimated loss on disposition of $114.9 million. The loss was based on the terms set forth in a letter of intent with a prospective buyer. During the third quarter, the Company announced that the prospective buyer had decided not to proceed with the acquisition of the business. As a result, the Company recorded an additional loss of $7.2 million in the third quarter to reflect estimated operating losses through fiscal year 1999 and to adjust the estimated income taxes on the sale. The adjustment was necessary as the expected sale date and estimated future operating losses had changed from the assumptions used in the original loss provision. In estimating the loss from discontinued operations, considerable management judgment is necessary, and actual results could differ materially from current estimates.

The estimated after tax disposition loss of $122.1 million consisted of $93.3 million for the recognition of the unrealized foreign currency translation loss in shareholders' equity, a provision of $17.4 million for operating losses until disposal and an $11.4 million estimated loss on disposal. The loss was based on an estimated sale price that approximated the net book value of the business.

Net sales of the Venezuelan business were $86.2 million and $83.2 million for the three months ended November 30, 1998 and 1997, respectively. The sales increase was primarily the result of an increase in corn flour sales volumes and price increases in wheat flour. Excluding loss provisions related to the disposal, operating losses were $8.9 million and $2.6 million for the three months ended November 30, 1998 and 1997, respectively. The current year operating loss was primarily the result of a significant decline in gross profit margins. The decline resulted from difficult economic conditions that prevented the Company from raising prices to cover higher raw material and operating costs.

Net sales for the nine months ended November 30, 1998, declined 2% to $267 million as a result of lower sales volumes. Excluding the loss provisions related to the sale, operating losses were $24.3 million. The operating loss included a charge of $8.5 million, which consisted of a $5.3 million asset write-down and $3.2 million for employee severance liabilities and costs associated with the departure of the business segment's former president. The operating results also were affected by the same factors as described above for the third quarter.

Financial Condition:
--------------------

The Company's debt-to-total capitalization ratio increased to 38% at November 30, 1998, compared with 32% at February 28, 1998. The ratios for both periods exclude debt obligations of the Company's Venezuelan business that are expected to be assumed by a buyer and that have been classified as net assets of discontinued operations in the consolidated condensed balance sheet. Including debt obligations of continuing and discontinued operations, the debt-to-total capitalization ratio was 48%, compared with 38% at February 28, 1998. The increase in the debt-to-total capitalization ratio is the result of working capital requirements of continuing operations, the loss from discontinued operations and unusual charges.

Based on current estimates management believes that the sale of the Venezuelan business will result in net proceeds of approximately $31 million, after payment of transaction costs and taxes. Actual net proceeds from the sale could differ materially from this estimate. The Company expects that the proceeds will initially be used to reduce debt. The Company is considering using the net proceeds in the future for acquisitions and general corporate purposes.

The Company's $29 million unusual charge for continuing operations included $19.2 million of non-cash costs and $9.8 million of cash outlays that are expected to occur over a 24-month period ended June 2000. In addition, the Company estimates it will incur capital expenditures of $15 million to $20 million over the 24-month period associated with upgrading the remaining distribution warehouse facilities. The Company plans to use future cash flows from operations along with available external financing to fund these estimated cash outlays.

Year 2000

The Company has completed a comprehensive inventory and review of its computer systems and identified the systems that could be affected by the "Year 2000" issue. An implementation plan addressing the issues has been developed, and a Year 2000 Project Committee has been established to oversee the implementation plan.

The North America businesses have completed a comprehensive review of both computer systems and non-computer systems that could include some type of embedded technology. An implementation plan addressing these issues has been developed with a target date of June 30, 1999 for Year 2000 compliance for all computer and non-computer systems. Progress towards compliance has been made in accordance with this plan. The Company believes that upgrades to existing packaged software will resolve the Year 2000 issues in the critical computer systems. The successful upgrading of the packaged systems has been completed in the United States and Canada. The non-computer systems have been inventoried and evaluated, and the Company believes that there are no critical deficiencies in these systems. Testing of these systems will be completed by February 28, 1999. The upgrading of the packaged systems was driven by business needs as well as Year 2000 issues. This project did not displace any more critical projects because of its Year 2000 implications. Each of the Year 2000 plans includes an evaluation of critical vendors, suppliers and customers. Information is being solicited from these critical business partners and will be evaluated as it is received. The costs associated with the upgrading of the packaged systems and the testing of these systems are not expected to be material to the Company's results of operations.

In Venezuela, the Company completed a comprehensive review of its existing business and financial systems. These systems were not Year 2000 compliant and the Company has chosen to replace these systems with packaged software that is Year 2000 compliant. The implementation began in June 1998 and is scheduled to be complete by June 30, 1999. The capital cost for the new business system is estimated to be $4.6 million. The Company is in the process of inventorying and assessing the non-computer systems, as well as evaluating critical relationships with vendors, suppliers and customers.

The Company believes that with the upgrading of the packaged software in North America and with the replacement of the business and financial systems in Venezuela, the Year 2000 issue will not create significant operational problems. Based upon the assessment completed at this time, the Company does not anticipate any significant Year 2000 issues with non-computer systems. All Year 2000 projects are proceeding according to plan; however, if there are significant delays in their completion or if major suppliers or customers experience Year 2000 issues with their systems, the Year 2000 issue may have a material adverse effect on the operations of the Company. The Company has requested information from major customers and suppliers and continues to monitor the completion of the Year 2000 projects. After assessing the information received from customers and suppliers and evaluating the successful completion of the Year 2000 projects, the Company will develop an appropriate contingency plan. It is anticipated that this plan will be developed by June 30, 1999.

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


Item 6.          Exhibits and Reports on Form 8-K

     (a)     Exhibits

           11.     Computation of Earnings Per Common Share.

           12.     Computation of Ratio of Earnings to Fixed Charges.

           27.     Financial Data Schedule.

     (b)     Reports on Form 8-K

     During the quarter ended November 30, 1998, the Company filed a report on Form 8-K dated September 29, 1998 regarding discontinuation of discussions with Archer-Daniels-Midland Company and GRUMA, S.A. de C.V. related to the sale of the Company's Venezuela Foods business.



                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTERNATIONAL MULTIFOODS CORPORATION




Date:  January 11, 1999         By:  /S/ William L. Trubeck
                                  -----------------------------------
                                  William L. Trubeck
                                  Senior Vice President - Finance and
                                     Chief Financial Officer and
                                     President Latin America Operations
                                  (Principal Financial Officer and Duly
                                     Authorized Officer)





                              EXHIBIT INDEX


11.     Computation of Earnings Per Common Share.

12.     Computation of Ratio of Earnings to Fixed Charges.

27.     Financial Data Schedule.