Form 10-K405
period 1999-02-28
INTERNATIONAL MULTIFOODS CORP
filed 1999-05-13
CIK 51410

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

  (Mark
   One)
  [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


               For the fiscal year ended February 28, 1999

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

 Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
    Title of each class               on which registered
    -------------------              ---------------------
Common Stock                         New York Stock Exchange
(par value $.10 per share)

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
       Yes  X       No
          -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K. [X]

     The aggregate market value of Common Stock, par value $.10 per share, held by non-affiliates of the registrant (see Item 12 hereof) as of May 3, 1999 (based on the closing sale price of $21.9375 per share as reported in the consolidated transaction reporting system on such date) was $407,008,171.

     The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of May 3, 1999 was 18,737,951.

              DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended February 28, 1999 are incorporated by reference into Parts I and II.

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 18, 1999 are incorporated by reference into Part III.

                              PART I
Item 1. Business.

General

     International Multifoods Corporation, incorporated in Delaware in 1969 as the successor to a business founded in 1892, operates a foodservice distribution business in the United States and food manufacturing businesses in the United States, Canada and Venezuela. Unless indicated otherwise or the context suggests otherwise, the term "Company," as used in this Report, means International Multifoods Corporation and its consolidated subsidiaries. In August 1998, the Company announced its decision to sell its Venezuela Foods business and classified the Venezuela Foods business as a discontinued operation.

     The Company's business segments are Multifoods Distribution Group and North America Foods. Financial information for the last three fiscal years for each of the Company's business segments, which is included in Note 15 to the Company's Consolidated Financial Statements on pages 43 and 44 of the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1999 ("1999 Annual Report to Stockholders"), is incorporated herein by reference.

Multifoods Distribution Group

     The Multifoods Distribution Group segment is a distributor of food and other products to the foodservice industry in the United States.
The Company leases a fleet of approximately 388 tractors, 466 trailers and 22 straight trucks, most of which are equipped with an on board computer system from which drivers obtain delivery performance and route information. The Company operates 31 distribution centers located nationwide. The Company also operates 19 cash and carry locations from which customers can make purchases. No single customer accounts for a significant portion of the segment's sales.

     The Company is a distributor of food and other products in the United States to independent pizza restaurants and other casual-dining, limited-menu operators, including sandwich shops, Mexican and Italian restaurants, movie theaters, fund-raising groups, commissaries and stadium and recreational concession stands. The Company distributes a broad selection of cheeses, meats, snacks, paper goods, cleaning supplies and other products, including pizza ingredients sold under the Company's ULTIMO! brand as well as major national brands. The Company is also the largest U.S. vending distributor, serving approximately 20,000 vending and office coffee service operators and other concessionaires. The Company distributes and sells more than 8,000 food products consisting primarily of candy, snacks, frozen and refrigerated products, pastries, hot beverages and juices. Most of the products are nationally advertised brand products. The Company also sells certain products, such as premium ground and whole-bean coffee, hot cocoa, creamer and sugar, under its own private labels, VENDOR'S SELECT and GRINDSTONE CAFE. Deliveries are made directly to customers, generally once a week, from distribution centers located nationwide.

     The distribution business is highly competitive. The Company competes with several national and regional broadline distributors and numerous regional specialty foodservice distributors and local independent distributors. While the Company is the only nationwide vending distributor, it encounters significant competition from regional and local distributors as well as warehouse clubs. The Company competes on the basis of product quality and consistency, customer service and the availability of a wide variety of products, as well as price and prompt and accurate delivery of orders. The Company believes that its pizza expertise, which includes providing customers with ideas on promotions, menu planning and baking, differentiates the Company in part from its competitors.

North America Foods

     The North America Foods segment consists of two units, U.S. Foods and Robin Hood Multifoods. No single customer accounts for a significant portion of the segment's sales.

     U.S. Foods. The U.S. Foods unit produces approximately 3,000 products for retail, wholesale and in-store bakeries and foodservice customers in the United States. The Company produces bakery mix products, including mixes for breads, rolls, bagels, donuts, muffins, danish, cakes, cookies, brownies, bars and pizza crusts, as well as fillings and icings. Bakery mix products are marketed under its MULTIFOODS and JAMCO brands. In addition, the Company manufactures and markets frozen batters, doughs and desserts under its MULTIFOODS, GOURMET BAKER and FANTASIA brands. Bakery products are marketed through the Company's own sales organization and independent distributors and brokers.

     The Company encounters significant competition in the bakery products market. The Company is a leading supplier of bakery mixes to retail and in-store bakeries in the United States and it competes with several large corporations and regional producers of bakery mixes. With respect to frozen bakery products, the Company competes primarily in the foodservice and in-store bakery markets with several large corporations and numerous regional suppliers that have select product offerings. The Company competes on the basis of product quality and uniqueness, product convenience, brand loyalty, timely delivery and customer service as well as price.

     Robin Hood Multifoods. The Robin Hood Multifoods unit consists of the Company's Canada consumer and commercial foods businesses. The consumer foods business is the leading marketer in Canada of flour and specialty baking mixes sold to consumers. More than 40 consumer baking mixes are sold under the Company's ROBIN HOOD brand, while consumer flour is sold under the Company's ROBIN HOOD, GOLDEN TEMPLE, BRODIE, CREAM OF THE WEST and MONARCH brands. The Company also sells hot cereals under its ROBIN HOOD, OLD MILL, RED RIVER and PURITY brands. In addition, the Company manufactures and markets pickles, relishes and other condiments to consumers in Canada, where its BICK'S brand is the leading brand. The Company also sells condiments under the HABITANT, GATTUSO, WOODMAN'S, ROSE and MCLARENS labels. The commercial foods business produces condiments, bakery mix products, wheat flour and oat products for retail, in-store and wholesale bakeries and foodservice customers in Canada and the United States. Such products are sold under the Company's ROBIN HOOD and BICK'S brands. The Company also manufactures and markets frozen batters, doughs and desserts in Canada under its GOURMET BAKER brand.

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

Discontinued Operations

     The Company is attempting to sell its Venezuela Foods business, which is classified as a discontinued operation. The Venezuela Foods business includes consumer products for home baking, bakery products for food processors and commercial and retail bakeries, and products for the agricultural sector. Consumer products include wheat flour, corn flour, whole grain rice, rice flour, corn cooking oil, oat cereals and spices, which are sold to grocery stores principally under the Company's ROBIN HOOD, JUANA, MONICA, PAYARA, GOLD BELL, LASSIE and LA COMADRE brands. Bakery products include wheat flour, which is sold under the Company's POLAR, GRAN AGUANTE, GOLDRIM and ELEFANTE brands, and prepared bakery mixes, which are sold under the ROBIN HOOD brand. Animal feeds are sold principally under the Company's SUPER-S brand to animal producers and farm distributors. The products of the Venezuela Foods business are marketed through the Company's own sales organization and independent distributors and brokers.

     The Company's Venezuelan subsidiary is one of the largest food companies in Venezuela and the largest producer of animal feeds for the agricultural sector. The Company is a leading producer of consumer wheat flour, flour for commercial food processors and retail bakeries, and commercial bakery mixes. No single customer accounts for a significant portion of the Venezuela Foods segment's sales. The Company competes on the basis of quality, price, uniqueness, timely delivery and customer service.

     The Company's operations in Venezuela are subject to risks inherent in operating under a different legal and political system, and in a difficult economic environment. Among these risks are inflation, currency volatility, possible limitations on foreign investment, exchangeability of currency, dividend repatriation and changes in existing tax laws. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is included on pages 24 through 28 of the 1999 Annual Report to Stockholders and is incorporated by reference in Part II, Item 7, hereof.

Other Information Relating to the Business of the Company

     Sources of Supply and Raw Materials. The Company's distribution business purchases products directly from numerous manufacturers, processors and independent suppliers. Several of these sources are large corporations from which the Company purchases significant quantities of brand name candy and snacks. The Company's distribution business is not dependent upon any single supplier and alternative sources of supply are readily available.

     With respect to the Company's North America Foods segment and the Venezuela Foods business, raw materials generally are available from numerous sources and the Company believes that it will continue to be able to obtain adequate supplies. In Canada, the Company minimizes risks associated with wheat market price fluctuations by hedging its wheat and flour inventories, open wheat purchase contracts and open flour sales contracts with wheat futures contracts. In the United States, the Company also enters into futures contracts to reduce the risk of price fluctuations on certain anticipated raw material purchases. See Note 7 to the Company's Consolidated Financial Statements which are incorporated by reference in Part II, Item 8, hereof.

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

     Employees. As of February 28, 1999, the Company and its subsidiaries had 6,743 employees.

Cautionary Statement Relevant to Forward-Looking Information

     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company and its representatives may from time to time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; market conditions and weather patterns that may affect the costs of grain, cheese and other raw materials; changes in laws and regulations; the inability of the Company or its business partners to resolve "Year 2000" issues or the inability of the Company to accurately estimate the cost associated with "Year 2000" compliance; economic and political conditions in Venezuela including inflation, currency volatility, possible limitations on foreign investment, exchangeability of currency, dividend repatriation and changes in existing tax laws; the Company's ability to complete the sale of the Venezuela Foods business; the Company's ability to realize the earnings benefits from the integration of its distribution businesses; the inability of the Company to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in the Company's reports filed with the Securities and Exchange Commission.


Item 2. Properties.

     The Company's principal executive offices are located in Wayzata, Minnesota in owned office space. Several of the Company's subsidiaries also own or lease office space. The Company operates numerous processing and distribution facilities throughout the United States, Canada and Venezuela. The Company believes that its facilities are suitable and adequate for current production or distribution volumes. The following is a description of the Company's properties as of February 28, 1999.

Multifoods Distribution Group

     The Company owns 12 and leases 19 distribution centers aggregating approximately 2.4 million square feet for its Multifoods Distribution Group segment. These distribution centers are located in Tempe, Arizona; Anaheim, Commerce, Fremont, Livermore and Modesto, California; Denver, Colorado (2); East Windsor, Connecticut; Kissimmee, Florida; Austell, Georgia; Boise, Idaho; Woodridge, Illinois; Indianapolis, Indiana; Shawnee, Kansas; Louisville, Kentucky; Belleville, Michigan; Minneapolis and Rice, Minnesota; Springfield, Missouri; Paulsboro and Parsippany, New Jersey; Greensboro, North Carolina; Twinsburg, Ohio; Portland, Oregon; Middletown, Pennsylvania; Memphis, Tennessee; Dallas(2) and Houston, Texas; and Kent, Washington.

     The Company's distribution business also operates 19 cash-and-carry distribution locations, 12 of which are separate from the Company's other distribution centers.

North America Foods

     The Company owns 14 and leases four processing facilities. These processing facilities are located in La Mirada, California; Bonner Springs, Kansas; Malden, Massachusetts; Sedalia, Missouri; Lockport, New York; Elyria, Ohio; Burnaby, British Columbia (2); Winnipeg, Manitoba; Burlington, Dunnville, New Delhi, Port Colborne, Scarborough and Simcoe, Ontario; Montreal, Quebec (2); and Saskatoon, Saskatchewan.

     The Company also operates two research and development laboratories.

Discontinued Operations

     The Company owns 18 processing facilities and leases one processing facility. These processing facilities are located in Barcelona, Anzoategui; Ciudad Bolivar, Bolivar; Puerto Cabello (5) and Valencia, Carabobo; Calabozo, Guarico (3); Acarigua (3) and Araure, Portuguesa; Cumana, Sucre; and Maracaibo, Zulia (3).

     The Company owns two and leases 9 warehouse facilities. In addition, the Company owns one and leases 9 agricultural distribution centers.

     The Company also operates two Company-owned hatcheries and one leased hatchery and operates four Company-owned and 10 leased poultry farms.


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


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended February 28, 1999.


EXECUTIVE OFFICERS OF THE COMPANY.

     The information contained in Item 10 in Part III hereof under the heading "Executive Officers of the Company" is incorporated by reference in Part I of this Report.


                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

     The Company's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Company's Common Stock as reported in the consolidated transaction reporting system and the amount of the cash dividends paid on the Company's Common Stock for each quarterly period within the two most recent fiscal years, shown in Note 16 to the Company's Consolidated Financial Statements on page 46 of the 1999 Annual Report to Stockholders, are incorporated herein by reference.

     As of May 3, 1999, there were 4,626 holders of record of the Common Stock of the Company.


Item 6.  Selected Financial Data.

     The information for fiscal years 1995 through 1999 in the "Five-Year Comparative Summary" on page 23 of the 1999 Annual Report to Stockholders under the headings "Consolidated Summary of Operations," "Year-End Financial Position" and "Dividends Paid" is incorporated herein by reference. The information contained in Note 2 ("Discontinued Operations") and Note 4 ("Unusual Items") to the Company's Consolidated Financial Statements on pages 35 through 37 of the 1999 Annual Report to Stockholders is also incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information under the heading "Management's Discussion and Analysis" on pages 24 through 28 of the 1999 Annual Report to Stockholders is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The section under the heading "Management's Discussion and Analysis" entitled "Market Risk Management" on page 27 of the 1999 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

  The Independent Auditors' Report, the Company's Consolidated Financial Statements as of February 28, 1999 and February 28, 1998, and for each of the fiscal years in the three-year period ended February 28, 1999, and the Notes to the Company's Consolidated Financial Statements on pages 29 through 46 of the 1999 Annual Report to Stockholders are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The section under the heading "Election of Directors" on pages 4 through 9 and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22 of the Company's Proxy Statement dated May 12, 1999 ("1999 Proxy Statement") are incorporated herein by reference.

Executive Officers of the Company

     The following sets forth the name, age and business experience for at least the past five years of each of the executive officers of the Company as of May 3, 1999. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.

Name            Age   Positions Held            Period
----            ---   --------------            ------

Gary E. Costley  55  Chairman of the Board,   January 1, 1997
                       President and Chief     to present
                       Executive Officer
                     Dean of the Babcock       1995 to 1996
                       Graduate School of
                       Management at Wake
                       Forest University
                     Executive Vice President  1992 to 1994
                       of Kellog Company and
                       President, Kellogg
                       North America

Jeffrey E. Boies 54  Vice President and        April 21, 1998
                       President, Multifoods     to present
                       Distribution Group, Inc.
                     President, Multifoods      1997 to 1998
                       Distribution Group, Inc.
                     President, VSA, Inc.       1996 to 1997
                     President and Chief        1995 to 1996
                       Executive Officer of
                       Sysco Food Services/
                       Cincinnati
                     President and Chief        1993 to 1995
                       Executive Officer of
                       Sysco Food Services/
                       Albany

Frank W. Bonvino 57  Vice President, General       1992
                       Counsel and Secretary    to present

Anthony T.       39  Vice President and     September 20, 1996
  Brausen              Treasurer                to present
                     Treasurer                     1996
                     Assistant Treasurer and   1995 to 1996
                       Director of Investor
                       Relations
                     Assistant Controller-         1994
                       Financial Reporting and
                       Director of Investor
                       Relations
                     Assistant Controller-     1991 to 1994
                       Financial Reporting

Dennis R.        47  Vice President and     December 15, 1995
  Johnson              Controller              to present
                     Assistant Controller -    1993 to 1995
                       Operations and Tax

Jill W. Schmidt  40  Vice President,           June 1, 1997
                       Communications           to present
                     Vice President of         1995 to 1997
                       Tunheim Santrizos Co.
                     Account Supervisor of     1992 to 1995
                       Tunheim Santrizos Co.

William L.       52  Senior Vice President -   April 23, 1998
  Trubeck              Finance, Chief           to present
                       Financial Officer and
                       President, Latin
                       America Operations
                     Senior Vice President -    1997 to 1998
                       Finance and Chief
                       Financial Officer
                     Senior Vice President      1994 to 1996
                       and Chief Financial
                       Officer of SPX
                       Corporation
                     Senior Vice President      1993 to 1994
                       and Chief Financial
                       Officer of Honeywell Inc.

Donald H. Twiner 58  President, Robin Hood      June 1, 1997
                       Multifoods Inc.           to present
                     President-Consumer Foods   1998 to 1997
                       Division of Robin Hood
                       Multifoods Inc.

Robert S. Wright 52  Vice President and             1995
                       President, North          to present
                       America Foods
                     President, Specialty       1994 to 1995
                       Brands Division of
                       Foodbrands America, Inc.
                     President, Prepared        1992 to 1994
                       Foods Division of
                       International Multifoods
                       Corporation

     The executive officers of the Company are elected annually by the Board of Directors with the exception of the Presidents of the Company's business units, who hold appointed offices.


Item 11. Executive Compensation.

     The section under the heading "Election of Directors" entitled "Compensation of Directors" on pages 8 and 9 and the section entitled "Executive Compensation" on pages 14 through 21 of the 1999 Proxy
Statement are incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 4 of the 1999 Proxy Statement is incorporated herein by reference.

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


                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Documents Filed as a Part of this Report



1.     Financial Statements

     The following consolidated financial statements of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon, included in the 1999 Annual Report to Stockholders, are incorporated by reference in Part II, Item 8, hereof:

       Independent Auditors' Report
       Consolidated Statements of Operations - Years ended
         February 28, 1999, February 28, 1998 and
         February 28, 1997
       Consolidated Balance Sheets - February 28, 1999 and
         February 28, 1998
       Consolidated Statements of Cash Flows - Years ended
         February 28, 1999, February 28, 1998 and
         February 28, 1997
       Consolidated Statements of Shareholders' Equity -
         Years ended February 28, 1999, February 28, 1998
         and February 28, 1997
       Notes to Consolidated Financial Statements

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

3.2 Bylaws of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998).

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

10.2 1997 Stock-Based Incentive Plan of International Multifoods Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 and Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

10.3   Amended and Restated 1989 Stock-Based Incentive Plan of
International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993).*

10.4 1986 Stock Option Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-
6223)).*

10.5   Management Incentive Plan of International Multifoods
Corporation, Amended and Restated as of March 1, 1998 (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on From 10-K for the fiscal year ended February 28, 1998).*

10.6 Multifoods Division Long-Term Incentive Program (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.7 Management Benefit Plan of International Multifoods Corporation, Restated Effective January 1, 1997, as further amended (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 and Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

10.8 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1993).*

10.9 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.10   Supplemental Deferred Compensation Plan of International
Multifoods Corporation, Adopted Effective April 1, 1997 (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.11 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.12 Employment Agreement, dated as of November 1 1996, between International Multifoods Corporation and Gary E. Costley, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996 and Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

10.13   Form of Revised and Restated Severance Agreement between
International Multifoods Corporation and each of the Company's executive officers, other than Gary E. Costley (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.14 Letter Agreement, dated July 10, 1995, between International Multifoods Corporation and Robert S. Wright regarding benefits and severance arrangements (incorporated herein by reference to Exhibit
10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.15 Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.16   Letter Agreement, dated September 24, 1996, between
International Multifoods Corporation and Jeffrey E. Boies regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.17   Memorandum of understanding, dated May 7, 1997, between
International Multifoods Corporation and Jeffrey E. Boies regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.18 Letter Agreement, dated February 3, 1997, between William L. Trubeck and International Multifoods Corporation regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.19   Memorandum of understanding, dated May 7, 1997, between William
L. Trubeck and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.20 Agreement dated June 15, 1998 between Molinos Nacionales, C.A. and Fidias Robuste regarding separation from employment with the Company (incorporated herein by reference to Exhibit 10 to the Company's
Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).*

10.21 Memorandum of understanding, dated September 20, 1996, between Frank W. Bonvino and International Multifoods Corporation regarding supplemental retirement benefits.*

10.22 Form of Indemnity Agreement between International Multifoods Corporation and each of the Company's executive officers (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.23 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.24 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.25 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

11     Computation of Earnings (Loss) Per Common Share.

12     Computation of Ratio of Earnings to Fixed Charges.

13     1999 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21     List of significant subsidiaries of the Company.

23     Consent of KPMG Peat Marwick LLP.

27     Financial Data Schedule.

-----------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended February 28, 1999.

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

                        INTERNATIONAL MULTIFOODS CORPORATION



Dated:  May 12, 1999    By /s/ Gary E. Costley
                           ---------------------------------
                           Gary E. Costley, Ph.D.
                           Chairman of the Board, President
                           and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Gary E. Costley     Chairman of the Board,  May 12, 1999
Gary E. Costley, Ph.D.   President and Chief
                         Executive Officer
                         (Principal Executive
                         Officer) and Director


/s/ William L. Trubeck  Senior Vice President - May 12, 1999
William L. Trubeck       Finance, Chief
                         Financial officer and
                         President, Latin America
                         Operations (Principal
                         Financial Officer)


/s/ Dennis R. Johnson   Vice President and      May 12, 1999
Dennis R. Johnson        Controller (Principal
                         Accounting Officer)


/s/ Claire L. Arnold    Director                May 12, 1999
Claire L. Arnold


/s/ Robert M. Price     Director                May 12, 1999
Robert M. Price


/s/Nicholas L. Reding   Director                May 12, 1999
Nicholas L. Reding


/s/Jack D. Rehm         Director                May 12, 1999
Jack D. Rehm


/s/Lois D. Rice         Director                May 12, 1999
Lois D. Rice


/s/Richard K. Smucker   Director                May 12, 1999
Richard K. Smucker


/s/Dolph W. von Arx     Director                May 12, 1999
Dolph W. von Arx





                      Independent Auditors' Report



The Board of Directors and Shareholders of
International Multifoods Corporation:

Under date of March 29, 1999, we reported on the consolidated balance sheets of International Multifoods Corporation and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended February 28, 1999, as contained in the 1999 Annual Report to Stockholders. The consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended February 28, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                              /s/ KPMG Peat Marwick LLP
                                              KPMG Peat Marwick LLP

Minneapolis, Minnesota
March 29, 1999


                                                                                Schedule II

                          INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                                    Valuation and Qualifying Accounts
                                   Three years ended February 28, 1999
                                               (in thousands)





                                                  Additions
                                             --------------------
                                Balance at   Net charges/(credits)                    Balance
                                beginning       to costs and                          at end
Description                     of year           expenses            Deductions      of year
------------                    ---------    --------------------     ----------      -------
Allowance deducted from assets
for doubtful receivables:
Year ended February 28, 1999     $ 4,317           $  713               $1,996 (a)     $3,034
                                 =======           ======               ======         ======

Year ended February 28, 1998     $ 9,029           $ (430)              $4,282 (a)     $4,317
                                 =======           ======               ======         ======


Year ended February 28, 1997     $13,783           $2,721               $7,475 (a)     $9,029
                                 =======           ======               ======         ======


Notes: (a) Deductions include accounts charged off, net of recoveries, and foreign currency translation adjustments which arise from changes in current rates of exchange.



                        INDEX TO EXHIBITS
                 TO ANNUAL REPORT ON FORM 10-K OF
               INTERNATIONAL MULTIFOODS CORPORATION
            FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999


3.1     Restated Certificate of Incorporation of International
Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

3.2 Bylaws of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998).

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

10.2 1997 Stock-Based Incentive Plan of International Multifoods Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 and Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

10.3     Amended and Restated 1989 Stock-Based Incentive Plan of
International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993).*

10.4 1986 Stock Option Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-
6223)).*

10.5     Management Incentive Plan of International Multifoods
Corporation, Amended and Restated as of March 1, 1998 (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on From 10-K for the fiscal year ended February 28, 1998).*

10.6 Multifoods Division Long-Term Incentive Program (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.7 Management Benefit Plan of International Multifoods Corporation, Restated Effective January 1, 1997, as further amended (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 and Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

10.8 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1993).*

10.9 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.10    Supplemental Deferred Compensation Plan of International
Multifoods Corporation, Adopted Effective April 1, 1997 (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.11 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.12 Employment Agreement, dated as of November 1 1996, between International Multifoods Corporation and Gary E. Costley, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996 and Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

10.13    Form of Revised and Restated Severance Agreement between
International Multifoods Corporation and each of the Company's executive officers, other than Gary E. Costley (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.14 Letter Agreement, dated July 10, 1995, between International Multifoods Corporation and Robert S. Wright regarding benefits and severance arrangements (incorporated herein by reference to Exhibit
10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.15 Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.16    Letter Agreement, dated September 24, 1996, between
International Multifoods Corporation and Jeffrey E. Boies regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.17    Memorandum of understanding, dated May 7, 1997, between
International Multifoods Corporation and Jeffrey E. Boies regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.18 Letter Agreement, dated February 3, 1997, between William L. Trubeck and International Multifoods Corporation regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.19    Memorandum of understanding, dated May 7, 1997, between William
L. Trubeck and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.20 Agreement dated June 15, 1998 between Molinos Nacionales, C.A. and Fidias Robuste regarding separation from employment with the Company (incorporated herein by reference to Exhibit 10 to the Company's
Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).*

10.21 Memorandum of understanding, dated September 20, 1996, between Frank W. Bonvino and International Multifoods Corporation regarding supplemental retirement benefits.*

10.22 Form of Indemnity Agreement between International Multifoods Corporation and each of the Company's executive officers (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.23 Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.24 Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.25 Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

11       Computation of Earnings (Loss) Per Common Share.

12       Computation of Ratio of Earnings to Fixed Charges.

13       1999 Annual Report to Stockholders (only those portions
expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21       List of significant subsidiaries of the Company.

23       Consent of KPMG Peat Marwick LLP.

27       Financial Data Schedule.

---------------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.