Form 10-Q
period 1999-05-31
INTERNATIONAL MULTIFOODS CORP
filed 1999-07-02
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q


(Mark One)
  [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 31, 1999

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
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)


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
      Yes  X      No
          ----       -----

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of June 30, 1999 was 18,737,251.


                     PART I. FINANCIAL INFORMATION
                     -----------------------------

       INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

          Consolidated Condensed Statements of Operations
                              (unaudited)
             (in thousands, except per share amounts)

                                               THREE MONTHS ENDED
                                             ---------------------
                                                May 31,     May 31,
                                                  1999        1998
------------------------------------------------------------------
Net sales                                    $ 588,815   $ 565,187
Cost of materials and production              (504,378)   (484,050)
Delivery and distribution                      (40,588)    (36,324)
------------------------------------------------------------------
Gross profit                                    43,849      44,813
Selling, general and administrative            (33,582)    (34,913)
Unusual items                                        -     (28,963)
------------------------------------------------------------------
Operating earnings (loss)                       10,267     (19,063)
Interest, net                                   (2,687)     (2,805)
Other income (expense), net                       (221)       (260)
------------------------------------------------------------------
Earnings (loss) from continuing operations
   before income taxes                           7,359     (22,128)
Income taxes                                    (2,797)      7,513
------------------------------------------------------------------
Earnings (loss) from
   continuing operations                         4,562     (14,615)
------------------------------------------------------------------
Discontinued operations:
   Operating loss, after tax                         -      (9,686)
   Net loss on disposition, after tax           (7,800)          -
------------------------------------------------------------------
Loss from discontinued operations               (7,800)     (9,686)
------------------------------------------------------------------
Net loss                                     $  (3,238)  $ (24,301)
==================================================================


Basic earnings (loss) per share:
   Continuing operations                     $     .24   $    (.78)
   Discontinued operations                        (.41)       (.52)
------------------------------------------------------------------
     Total                                   $    (.17)  $   (1.30)
==================================================================

Diluted earnings (loss) per share:
   Continuing operations                     $     .24   $    (.78)
   Discontinued operations                        (.41)       (.52)
------------------------------------------------------------------
     Total                                   $    (.17)  $   (1.30)
==================================================================

Average shares of common
   stock outstanding:
     Basic                                      18,756      18,765
     Diluted                                    18,847      18,765
------------------------------------------------------------------

Dividends per share of
   common stock                              $     .20   $     .20
------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.


            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Balance Sheets
                             (in thousands)

                                                               Condensed
                                                            from audited
                                                               financial
                                              (Unaudited)     statements
                                                 May 31,         Feb. 28,
                                                   1999             1999
------------------------------------------------------------------------
Assets
------
Current assets:
  Cash and cash equivalents                    $  5,322         $ 13,495
  Trade accounts receivable, net                130,578          124,843
  Inventories                                   160,446          162,414
  Other current assets                           44,384           39,315
------------------------------------------------------------------------
    Total current assets                        340,730          340,067
------------------------------------------------------------------------

Property, plant and equipment, net              172,051          165,161
Goodwill, net                                    81,615           82,089
Net noncurrent assets of
   discontinued operations                       45,034           44,905
Other assets                                     64,617           64,711
------------------------------------------------------------------------
Total assets                                   $704,047         $696,933
========================================================================

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                $ 48,615         $ 32,489
  Current portion of long-term debt               5,500            2,750
  Accounts payable                              153,102          161,700
  Net current liabilities of discontinued
    operations                                   13,163            9,079
  Other current liabilities                      55,677           58,227
------------------------------------------------------------------------
    Total current liabilities                   276,057          264,245
------------------------------------------------------------------------

Long-term debt                                  121,199          121,199
Employee benefits and other liabilities          52,061           51,173
------------------------------------------------------------------------
    Total liabilities                           449,317          436,617
------------------------------------------------------------------------

Shareholders' equity:
  Common stock                                    2,184            2,184
  Accumulated other comprehensive loss          (15,099)         (17,215)
  Other shareholders' equity                    267,645          275,347
------------------------------------------------------------------------
    Total shareholders' equity                  254,730          260,316
------------------------------------------------------------------------

Commitments and contingencies
------------------------------------------------------------------------

Total liabilities and shareholders' equity     $704,047         $696,933
========================================================================

See accompanying notes to consolidated condensed financial statements.



              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                      THREE MONTHS ENDED
                                                     --------------------
                                                       May 31,     May 31,
                                                         1999        1998
-------------------------------------------------------------------------
Cash flows from operations:
  Earnings (loss) from continuing operations         $  4,562    $(14,615)
  Adjustments to reconcile earnings (loss) from
    continuing operations to cash used for
    continuing operations
      Depreciation and amortization                     5,611       5,812
      Deferred income tax expense (benefit)               587      (9,931)
      Provision for losses on receivables                  86         133
      Provision for unusual charges                         -      28,963
      Changes in working capital:
          Accounts receivable                          (5,681)        602
          Inventories                                   2,814      16,431
          Other current assets                         (5,060)       (668)
          Accounts payable                             (9,199)    (10,687)
          Other current liabilities                    (6,312)    (18,222)
      Other, net                                          789        (671)
-------------------------------------------------------------------------
        Cash used for continuing operations           (11,803)     (2,853)
        Cash provided by (used for) discontinued
           operations                                   2,205      (6,906)
-------------------------------------------------------------------------
        Cash used for operations                       (9,598)     (9,759)
-------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                (10,049)     (3,230)
  Proceeds from property disposals                         68       1,127
  Discontinued operations                                (866)       (816)
-------------------------------------------------------------------------
        Cash used for investing activities            (10,847)     (2,919)
-------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in notes payable                        16,220      24,055
  Net increase (decrease) in long-term debt             2,651     (20,700)
  Dividends paid                                       (3,752)     (3,748)
  Proceeds from issuance of common stock                   47       2,341
  Purchase of treasury stock                           (1,218)     (1,723)
  Discontinued operations                              (2,926)      8,132
  Other, net                                              (14)        (13)
-------------------------------------------------------------------------
        Cash provided by financing activities          11,008       8,344
-------------------------------------------------------------------------
Decrease in cash from discontinued operations           1,264       1,136
-------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                      -         (13)
-------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (8,173)     (3,211)
Cash and cash equivalents at beginning of period       13,495       9,126
-------------------------------------------------------------------------
Cash and cash equivalents at end of period           $  5,322    $  5,915
=========================================================================

See accompanying notes to consolidated condensed financial statements.


             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of May 31, 1999, and the results of its operations and cash flows for the three months ended May 31, 1999 and 1998. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999. The results of operations for the three months ended May 31, 1999, are not necessarily indicative of the results to be expected for the full year.

(2) Discontinued operations - In fiscal 1999, the Company announced its intention to sell its Venezuela Foods business and recognized an estimated loss on disposition of $124.6 million. The disposition loss consisted of $93.3 million for the recognition of the unrealized foreign currency translation losses previously included as a separate component of the shareholders' equity, a provision of $22.0 million for operating losses from the measurement date (July 31, 1998) to expected disposal date, and a $9.3 million loss on disposal. The loss on disposal of $9.3 million was based on selling the business at net book value during fiscal 2000, with the loss resulting from estimated transaction costs and taxes.

In the first quarter of fiscal 2000, the Company recorded an additional charge of $7.8 million. The charge consisted of a $4.0 million loss on the sale of the Venezuelan agriculture and animal feeds business and a $3.8 million provision resulting from higher than expected operating losses. The additional operating loss provision was necessary as the first-quarter operating results of the agriculture and animal feeds business were substantially below the results previously forecasted. In addition, the Company also adjusted its provision for estimated future net losses of the remaining Venezuelan operations. In estimating future operating losses and the loss on disposal of the discontinued Venezuelan operations, considerable management judgment is necessary, and actual results could differ materially from current estimates.

The Company sold its Venezuelan agriculture and animal feeds business on June 3, 1999 for $27.5 million in cash. The Company recognized the $4.0 million loss on the sale in its first quarter results, as described above. The book value of the net assets sold were approximately $31 million and consisted of facilities, equipment and working capital. The net assets of the sold business are included in the Company's May 31, 1999 consolidated condensed balance sheet as the transaction closed in the Company's second quarter. The business had fiscal 1999 net sales of approximately $117 million.

Excluding the loss on the sale of the agriculture and animal feeds business, the operating results of Venezuela Foods for the three months ended May 31, 1999 and 1998, were as follows:

                                     Three Months Ended
                                     ------------------
                                      May 31,    May 31,
(in thousands)                          1999       1998
-------------------------------------------------------
Net sales                            $77,232    $95,936
Operating loss                        (1,730)    (9,688)
Interest, net                         (1,566)      (963)
Net loss                              (3,868)    (9,686)
-------------------------------------------------------

The net assets of the Venezuela Foods business were as follows:

                                                           May 31,      Feb 28,
(in thousands)                                               1999         1999
------------------------------------------------------------------------------
Cash and cash equivalents                                $  1,412     $  2,745
Trade accounts receivable, net                             35,096       34,807
Inventories                                                65,437       72,638
Other current assets                                        5,708        6,009
Notes payable                                             (80,437)     (83,843)
Current portion of long-term debt                            (561)        (583)
Accounts payable                                          (34,356)     (33,312)
Other current liabilities                                  (5,462)      (7,540)
------------------------------------------------------------------------------
Net current liabilities of discontinued operations       $(13,163)    $ (9,079)
==============================================================================

Property, plant and equipment, net                       $ 45,735     $ 46,127
Other assets                                                1,494        1,665
Long-term debt                                               (640)        (896)
Employee benefits and other liabilities                    (1,555)      (1,991)
------------------------------------------------------------------------------
Net noncurrent assets of discontinued operations         $ 45,034     $ 44,905
==============================================================================

(3) Comprehensive loss - The components of total comprehensive loss were as follows:

                                     Three Months Ended
                                     ------------------
                                      May 31,    May 31,
(in thousands)                          1999       1998
-------------------------------------------------------
Net loss                             $(3,238)  $(24,301)
Foreign currency translation
  adjustments                          2,116     (1,943)
-------------------------------------------------------
Comprehensive loss                   $(1,122)  $(26,244)
=======================================================


(4) Unusual items - In fiscal 1999, the Company's continuing operations recognized unusual items that resulted in pre-tax charges of $29.0 million. These unusual charges resulted from the Company's plan to consolidate its two distribution businesses, the write-off of receivables from a major customer of the Company's former food-exporting business, and the write-down of assets and costs associated with the Canadian frozen bakery business. The liability balances as of May 31, 1999 were as follows:

                                           Employee
                                          Termination            Lease
                                          Benefits and        Commitment
(in millions)                                Other               Costs        Total
-----------------------------------------------------------------------------------
Liability balance as of February 28, 1999   $ 2.5               $ 1.6         $ 4.1
Cash payments                                (0.5)               (0.2)         (0.7)
-----------------------------------------------------------------------------------
Liability balance as of May 31, 1999        $ 2.0               $ 1.4         $ 3.4
===================================================================================

(5) Interest, net

                                   Three Months Ended
                                  --------------------
                                   May 31,      May 31,
(in thousands)                       1999         1998
------------------------------------------------------
Interest expense                   $2,875       $2,846
Capitalized interest                 (124)           -
Non-operating interest income         (64)         (41)
------------------------------------------------------
   Interest, net                   $2,687       $2,805
======================================================

Cash payments for interest, net of amounts capitalized, were $3.8 million and $4.4 million for the three months ended May 31, 1999 and 1998, respectively.


(6) Income taxes - Cash payments for income taxes were $2.4 million and $6.4 million for the three months ended May 31, 1999 and 1998, respectively.


(7) Supplemental balance sheet information


                                                May 31,        Feb. 28,
(in thousands)                                    1999            1999
----------------------------------------------------------------------
Trade accounts receivable, net:
  Trade                                      $ 133,864       $ 127,877
  Allowance for doubtful accounts               (3,286)         (3,034)
----------------------------------------------------------------------
   Total trade accounts receivable, net      $ 130,578       $ 124,843
======================================================================

Inventories:
  Raw materials, excluding grain             $  11,668       $  12,742
  Grain                                          2,461           2,745
  Finished and in-process goods                141,395         142,122
  Packages and supplies                          4,922           4,805
----------------------------------------------------------------------
   Total inventories                         $ 160,446       $ 162,414
======================================================================

Property, plant and equipment, net:
  Land                                       $  12,436       $  12,398
  Buildings and improvements                    85,947          82,766
  Machinery and equipment                      195,035         191,504
  Transportation equipment                       1,451           1,451
  Improvements in progress                      17,645          12,020
----------------------------------------------------------------------
                                               312,514         300,139
  Accumulated depreciation                    (140,463)       (134,978)
----------------------------------------------------------------------
   Total property, plant and equipment, net  $ 172,051       $ 165,161
======================================================================


(8) Segment information

                                                                 Operating
                                    Net     Operating   Unusual   Earnings
(in millions)                      Sales      Costs      Items     (Loss)
--------------------------------------------------------------------------
Three Months Ended May 31, 1999
  Multifoods Distribution Group   $472.0      $(465.7)   $    -     $  6.3
  North America Foods              116.8       (110.5)        -        6.3
  Corporate Expenses                   -         (2.3)        -       (2.3)
--------------------------------------------------------------------------
    Total                         $588.8      $(578.5)   $    -     $ 10.3
==========================================================================
Three Months Ended May 31, 1998
  Multifoods Distribution Group   $454.7      $(448.2)   $(11.5)    $ (5.0)
  North America Foods              110.5       (105.9)     (7.2)      (2.6)
  Divested Business                    -           .8     (10.3)      (9.5)
  Corporate Expenses                   -         (2.0)        -       (2.0)
--------------------------------------------------------------------------
    Total                         $565.2      $(555.3)   $(29.0)    $(19.1)
==========================================================================

(9) Contingencies - In fiscal 1998, the Company was notified that approximately $6 million in Company-owned inventory was stolen from a ship in the port of St. Petersburg, Russia. The ship had been chartered by a major customer of the Company's former food-exporting business. The Company believes, based on the facts known to date, that the loss is covered by insurance. If the loss from the theft of product is not covered by insurance, the Company would recognize a material charge to its results of operations.


             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Results of
                      Operations and Financial Condition
                                 (Unaudited)




In fiscal 1999, the Company announced its decision to sell its Venezuela Foods business. As a result of this decision, the Venezuela Foods business segment has been classified as discontinued operations in the consolidated financial statements and in the following management discussion and analysis.


Results of Operations
---------------------

Overview

For the first quarter ended May 31, 1999, the net loss from continuing and discontinued operations totaled $3.2 million, or 17 cents per share. The net loss resulted from a $7.8 million charge to discontinued operations, which included a $4 million loss on the sale of the Venezuelan agriculture and animal feeds business and a $3.8 million provision related to higher than expected operating losses. The Company is currently in discussions to sell the remaining Venezuelan operations. Further information on the Company's Venezuelan business follows in the discussion of Discontinued Operations.

Last year, the net loss from continuing and discontinued operations totaled $24.3 million, or $1.30 per share. Prior year results were affected by a $9.7 million loss from discontinued operations and after-tax unusual charges related to continuing operations of $18.7 million. Unusual charges resulted from the Company's plan to consolidate its two distribution businesses, the write-off of receivables from a major customer of the Company's former food-exporting business, and the write-down of assets and costs associated with the Canadian frozen bakery business.


Continuing Operations

Earnings from continuing operations in the first quarter were $4.6 million, or 24 cents per share, compared with a loss of $14.6 million, or 78 cents per share, a year ago. Excluding unusual charges, last year's earnings from continuing operations were $4.1 million, or 22 cents per share. The increase in current year earnings was due to significantly higher operating earnings in the North America Foods business segment.

Segment Results

Multifoods Distribution Group: Net sales in the first quarter increased 4% to $472 million as a result of higher sales volumes to vending operators and sandwich shops. The increase was partially offset by a decline in sales to pizza restaurants resulting primarily from the loss of a customer account in the second quarter of last year. Operating earnings before unusual items declined 3% to $6.3 million primarily from losses at the Company's Atlanta distribution center. The losses were due to higher temporary labor and other delivery and distribution costs that have occurred since the January 1999 consolidation of two Atlanta distribution centers into a single location. The Company is in the process of addressing the problems that are causing these increased costs. The decline in Multifoods Distribution Group's operating earnings was partially offset by lower administrative costs.

Last year the Company recognized an unusual charge of $11.5 million for actions associated with the Company's plan to consolidate the Vending and Foodservice operations into a single business. The charge covers losses on lease commitments; employee termination benefits; costs incurred for warehouse, logistics and transportation studies; and the write-down of leasehold improvements.

North America Foods: Net sales in the first quarter increased 6% to $116.8 million from higher U.S. bakery products and foodservice condiments sales volumes. The increase was partially offset by a volume decline in consumer branded flour. Operating earnings before unusual items increased 37% to $6.3 million from the higher sales volumes. Operating earnings as a percent of sales increased primarily due to the effects of spreading fixed expenses over the higher sales volume.

Last year the Company recognized an unusual charge of $7.2 million for the write-down of assets and the cost of work-force reductions associated with its Canadian frozen bakery business.

Divested Business: The divested business segment represents the Company's former food-exporting business, which the Company exited in fiscal 1998. In the first quarter last year, the Company recognized earnings of $0.8 million from a refund of customs taxes paid in prior years. The Company also recognized an unusual charge of $10.3 million for the write-off of receivables from a major customer.

Non-operating Expense and Income

Net interest expense for continuing operations declined to $2.7 million, compared with $2.8 million last year primarily as a result of lower debt levels in Canada.

Interest expense for continuing operations excludes interest associated with debt obligations of the Company's discontinued Venezuela Foods business. Interest expense classified in discontinued operations for the three months ended May 31, 1999 and 1998, were $1.6 million and $1 million, respectively.


Discontinued Operations

In fiscal 1999, the Company recognized an estimated loss of $124.6 million for the planned disposition of its Venezuela Foods business.
The disposition loss consisted of $93.3 million for the recognition of the unrealized foreign currency translation losses previously included as a separate component of shareholders' equity, a provision of $22 million for operating losses from the measurement date (July 31,1998) to the expected disposal date, and a $9.3 million loss on disposal. The loss on disposal of $9.3 million was based on selling the business at net book value during fiscal 2000, with the loss resulting from estimated transaction costs and taxes.

In the first quarter of fiscal 2000, the Company recorded an additional charge of $7.8 million. The charge consisted of a $4 million loss on the sale of the Venezuelan agriculture and animal feeds business and a $3.8 million provision resulting from higher than expected operating losses. The additional operating loss provision was necessary as the first-quarter operating results of the agriculture and animal feeds business were substantially below the results previously forecasted. In addition, the Company also adjusted its provision for estimated future net losses of the remaining Venezuelan operations. In estimating future operating losses and the loss on disposal of the discontinued Venezuelan operations, considerable management judgment is necessary, and actual results could differ materially from current estimates.

First quarter net sales of the Venezuela Foods business declined 19% to $77.2 million. The decline was the result of a significant decline in animal feeds sales volumes, along with lower sales volumes in corn flour and commercial wheat flour. Excluding the loss related to the sale of the agriculture and animal feeds business, the Venezuelan operations had a net loss of $3.9 million in the quarter. The loss resulted from a significant decline in the Company's agriculture and animal feeds business resulting from difficult economic conditions that adversely affected sales volumes and prices. The operating loss was partially offset by improved results in consumer products, which had lower material costs and benefited from a relatively stable foreign currency exchange rate.


Financial Condition
-------------------

The debt-to-total capitalization ratio increased to 41% at May 31, 1999 compared with 38% at February 28, 1999. The ratios for both periods excludes debt obligations of the Company's Venezuelan business which are expected to be assumed by a buyer and that have been classified as net assets of discontinued operations in the consolidated condensed balance sheet. Including debt obligations of continuing and discontinued operations, the debt-to-total capitalization ratio was 50%, compared with 48% at February 28, 1999. The increase in the debt-to-total capitalization ratio is the result of increased working capital requirements and capital expenditures.

The Company sold its Venezuelan agriculture and animal feeds business on June 3, 1999 for $27.5 million in cash. Proceeds were used to reduce Venezuelan business' debt obligations. Although the Company recognized the $4 million loss on the sale in its first quarter results, the net assets of the sold business are included in the Company's May 31, 1999 consolidated condensed balance sheet as the sale occurred in the Company's second quarter. The business had fiscal 1999 net sales of approximately $117 million.

Based on management's current estimates, the Company expects to receive net proceeds of approximately $17 million from the sale of its remaining Venezuelan business, after payment of transaction costs and taxes. In addition, the Company expects that the buyer will assume the debt obligations of the Venezuelan business. Actual net proceeds from the sale could differ materially from this estimate. The Company intends to initially use the net proceeds to reduce debt.


YEAR 2000
---------

The Company is actively addressing the Year 2000 issue. Each of the Company's businesses has had Year 2000 project teams in place for approximately 18 months or longer. Each team has developed and adopted a plan of action to deal with the problems posed by the new millennium change. There is a companywide Year 2000 Project Committee to oversee the activities and the progress of each of the business-unit teams. Each of the plans is monitored on an ongoing basis, and a status report is distributed to senior management and the board of directors each month.

Multifoods Distribution Group has completed a comprehensive inventory and review of both computer systems and non-computer systems that could include some type of embedded technology. An implementation plan addressing these issues has been developed with an original target completion date of June 30, 1999, for Year 2000 compliance for all computer and non-computer systems. This plan includes the detailed testing and implementation of both packaged and custom-developed software systems at all locations. Based upon preliminary tests, the Company believes that these systems are Year 2000 compliant. Detailed testing of these systems is underway, and it is anticipated that this testing will be completed by August 31, 1999, and that the full implementation of these Year 2000 compliant systems will be completed by October 31, 1999. The testing and implementation of these systems fulfills critical business needs and provides Year 2000 compliance. The non-computer systems have been inventoried and evaluated, and the critical systems tested. The Company believes that there are no critical deficiencies in these systems. The testing of these systems for Year 2000 compliance did not displace projects of a more critical nature. The costs associated with Year 2000 testing are not expected to be material to the Company's results of operations.

North America Foods has completed a comprehensive review of both computer systems and non-computer systems that could include some type of embedded technology. An implementation plan addressing these issues has been developed with a target completion date of June 30, 1999, for Year 2000 compliance for all computer and non-computer systems.
Progress towards compliance is substantially complete in accordance with the established implementation plan. This plan includes upgrading existing packaged software in the United States and Canada, as well as testing all systems for Year 2000 compliance. The successful upgrading and testing of these packaged systems has been completed in the United States and Canada. The upgrading of the packaged software systems was driven by business needs, as well as Year 2000 issues. The non-computer systems have been inventoried and evaluated, and the critical systems tested. The Company believes that there are no critical deficiencies in these systems. The costs associated with upgrading the packaged systems and testing all systems are not expected to be material to the Company's results of operations.

Multifoods Distribution Group and North America Foods are in the process of evaluating critical vendors, suppliers and customers, and developing appropriate contingency plans. Information from critical business partners has been solicited and evaluated, and additional information requested where appropriate. The Company continues to evaluate the Year 2000 readiness of its business partners and the critical nature of its customers and suppliers. Based upon this analysis, the Company will develop contingency plans, where appropriate. It is anticipated that these contingency plans will be complete by September 30, 1999.

In Venezuela, the Company has completed a comprehensive review of its existing business and financial systems. These systems were not Year 2000 compliant, and the Company has chosen to replace these systems with packaged software that is Year 2000 compliant. The implementation began in June 1998, and it is scheduled to be complete by July 31, 1999. The capital cost for the new business system is estimated to be $4.6 million. The Company has completed an inventory and assessment of non-computer systems, and based upon this information, the Company believes that there are no critical deficiencies in these systems. The Company is also in the process of evaluating critical relationships with vendors, suppliers and customers, and will develop contingency plans, as appropriate.

The Company believes that by upgrading the packaged software in North America and by replacing the business and financial systems in Venezuela, the Year 2000 issue will not create significant operational problems. Based upon the evaluation and testing completed at this time, the Company does not anticipate any significant Year 2000 issues with non-computer systems. The Company continues to monitor and assess the Year 2000 readiness of its critical vendors, suppliers and customers, and will develop contingency plans, where appropriate and necessary.
All Year 2000 projects are proceeding according to current schedules and plans; however, if there are any significant delays in their completion or if major suppliers or customers experience Year 2000 issues with their systems that the Company does not anticipate, the Year 2000 issue may have a material effect on the operations of the Company.


Cautionary Statement Relevant to Forward-Looking Information
------------------------------------------------------------

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company and its representatives may from time-to-time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; market conditions and weather patterns that may affect the costs of grain, cheese and other raw materials; changes in laws and regulations; the inability of the Company or its business partners to resolve "Year 2000" issues or the inability of the Company to accurately estimate the cost associated with "Year 2000" compliance; economic and political conditions in Venezuela, including inflation, currency volatility, possible limitations on foreign investment, exchangeability of currency, dividend repatriation and changes in existing tax laws; the Company's ability to complete the sale of the Venezuela Foods business; the Company's ability to realize the earnings benefit from the integration of its distribution businesses; the Company's ability to successfully address the increased costs related to the integration of the Company's two Atlanta distribution centers; the inability of the Company to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in the Company's reports filed with the Securities and Exchange Commission.



                                  PART II

                             OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

       (a)     Exhibits

               11.   Computation of Earnings Per Common Share.

               12.   Computation of Ratio of Earnings to Fixed Charges.

               27.   Financial Data Schedule.

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended May 31, 1999.







                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INTERNATIONAL MULTIFOODS CORPORATION




Date:    July 2, 1999          By /s/ William L. Trubeck
                                 -------------------------------------
                                  William L. Trubeck
                                  Senior Vice President - Finance and
                                   Chief Financial Officer and President
                                   Latin America Operations
                                   (Principal Financial Officer
                                   and Duly Authorized Officer)


































                             EXHIBIT INDEX



11.     Computation of Earnings Per Common Share.

12.     Computation of Ratio of Earnings to Fixed Charges.

27.     Financial Data Schedule.