Form 10-Q
period 1999-08-31
INTERNATIONAL MULTIFOODS CORP
filed 1999-10-13
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10-Q


(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes _X_     No ___

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 30, 1999 was 18,739,213.


                            PART I. FINANCIAL INFORMATION
                            -----------------------------
                INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Statements of Operations
                                      (unaudited)
                       (in thousands, except per share amounts)


                                THREE MONTHS ENDED         SIX MONTHS ENDED
                              ----------------------   ------------------------
                                Aug. 31,     Aug. 31,     Aug. 31,      Aug. 31,
                                   1999         1998         1999          1998
-------------------------------------------------------------------------------
Net sales                     $ 568,709    $ 547,086   $1,157,524    $1,112,273
Cost of materials and
   production                  (485,084)    (467,956)    (989,462)     (952,006)
Delivery and distribution       (41,163)     (36,483)     (81,751)      (72,807)
-------------------------------------------------------------------------------
Gross profit                     42,462       42,647       86,311        87,460
Selling, general
   and administrative           (31,512)     (32,540)     (65,094)      (67,453)
Unusual items                         -            -            -       (28,963)
-------------------------------------------------------------------------------
Operating earnings (loss)        10,950       10,107       21,217        (8,956)
Interest, net                    (2,495)      (2,221)      (5,182)       (5,026)
Other income (expense), net        (245)        (239)        (466)         (499)
-------------------------------------------------------------------------------
Earnings (loss) from
   continuing operations
   before income taxes            8,210        7,647       15,569       (14,481)
Income taxes                     (3,119)      (3,059)      (5,916)        4,454
-------------------------------------------------------------------------------
Earnings (loss) from
   continuing operations          5,091        4,588        9,653       (10,027)
-------------------------------------------------------------------------------
Discontinued operations:
   Operating loss, after tax          -       (4,382)           -       (14,068)
   Net loss on disposition,
     after tax                  (11,760)    (114,854)     (19,560)     (114,854)
-------------------------------------------------------------------------------
Loss from discontinued
   operations                   (11,760)    (119,236)     (19,560)     (128,922)
-------------------------------------------------------------------------------
Net loss                       $ (6,669)   $(114,648)  $   (9,907)   $ (138,949)
===============================================================================

Basic earnings (loss) per
   share:
     Continuing operations     $    .27    $     .24   $      .51    $     (.53)
     Discontinued operations       (.63)       (6.35)       (1.04)        (6.87)
-------------------------------------------------------------------------------
        Total                  $   (.36)   $   (6.11)  $     (.53)   $    (7.40)
===============================================================================


Diluted earnings (loss) per
   share:
     Continuing operations     $    .27    $     .24   $      .51    $     (.53)
     Discontinued operations       (.62)       (6.30)       (1.04)        (6.87)
-------------------------------------------------------------------------------
        Total                  $   (.35)   $   (6.06)  $     (.53)   $    (7.40)
===============================================================================
Average shares of common
   stock outstanding:
     Basic                       18,749       18,769       18,752        18,766
     Diluted                     18,848       18,930       18,847        18,766
-------------------------------------------------------------------------------

Dividends per share of
   common stock                $    .20    $     .20   $      .40    $      .40
-------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.


            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Balance Sheets
                              (in thousands)

                                                               Condensed
                                                            from audited
                                                               financial
                                              (Unaudited)     statements
                                                Aug. 31,        Feb. 28,
                                                   1999            1999
-----------------------------------------------------------------------
Assets
------

Current assets:
  Cash and cash equivalents                    $  6,566        $ 13,495
  Trade accounts receivable, net                133,028         124,843
  Inventories                                   178,517         162,414
  Other current assets                           51,702          39,315
-----------------------------------------------------------------------
    Total current assets                        369,813         340,067
-----------------------------------------------------------------------

Property, plant and equipment, net              176,074         165,161
Goodwill, net                                    80,928          82,089
Net noncurrent assets of
   discontinued operations                            -          44,905
Other assets                                     87,927          64,711
-----------------------------------------------------------------------
Total assets                                   $714,742        $696,933
=======================================================================

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                $ 65,325        $ 32,489
  Current portion of long-term debt              10,500           2,750
  Accounts payable                              167,426         161,700
  Net current liabilities of discontinued
    operations                                        -           9,079
  Other current liabilities                      52,094          58,227
-----------------------------------------------------------------------
    Total current liabilities                   295,345         264,245
-----------------------------------------------------------------------

Long-term debt                                  121,199         121,199
Employee benefits and other liabilities          54,219          51,173
-----------------------------------------------------------------------
    Total liabilities                           470,763         436,617
-----------------------------------------------------------------------

Shareholders' equity:
  Common stock                                    2,184           2,184
  Accumulated other comprehensive loss          (16,072)        (17,215)
  Other shareholders' equity                    257,867         275,347
-----------------------------------------------------------------------
    Total shareholders' equity                  243,979         260,316
-----------------------------------------------------------------------

Commitments and contingencies
-----------------------------------------------------------------------
Total liabilities and shareholders' equity     $714,742        $696,933
=======================================================================

See accompanying notes to consolidated condensed financial statements.



              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                        SIX MONTHS ENDED
                                                      --------------------
                                                      Aug. 31,     Aug. 31,
                                                         1999         1998
--------------------------------------------------------------------------
Cash flows from operations:
  Earnings(loss) from continuing operations          $  9,653     $(10,027)
  Adjustments to reconcile earnings(loss) from
    continuing operations to cash provided by
    (used for) continuing operations:
      Depreciation and amortization                    10,923       11,357
      Deferred income tax expense (benefit)             1,430       (9,913)
      Provision for unusual charges                         -       28,963
      Changes in working capital:
          Accounts receivable                          (8,006)      (6,508)
          Inventories                                 (15,607)      (9,260)
          Other current assets                         (6,539)      (3,648)
          Accounts payable                              5,392       25,263
          Other current liabilities                    (1,778)     (17,703)
      Other, net                                       (3,127)      (1,777)
--------------------------------------------------------------------------
        Cash provided by (used for) continuing
           operations                                  (7,659)       6,747
        Cash used for discontinued operations         (10,937)     (10,944)
--------------------------------------------------------------------------
        Cash used for operations                      (18,596)      (4,197)
--------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                (21,857)      (8,747)
  Purchase of Venezuela operations assets             (15,799)           -
  Proceeds from property disposals                      2,620        1,424
  Discontinued operations                              38,098       (3,542)
--------------------------------------------------------------------------
        Cash provided by (used for) investing
           activities                                   3,062      (10,865)
--------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in notes payable                        33,464       30,359
  Net increase(decrease) in long-term debt              7,670      (19,756)
  Dividends paid                                       (7,489)      (7,510)
  Proceeds from issuance of common stock                  811        3,391
  Purchase of treasury stock                           (1,545)      (4,617)
  Discontinued operations                             (26,195)      17,175
  Other, net                                            2,157          (15)
--------------------------------------------------------------------------
        Cash provided by
           financing activities                         8,873       19,027
--------------------------------------------------------------------------
Decrease in cash from discontinued operations            (263)      (1,193)
--------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                     (5)         (13)
--------------------------------------------------------------------------
Net increase(decrease)in cash and cash equivalents     (6,929)       2,759
Cash and cash equivalents at beginning of period       13,495        9,126
--------------------------------------------------------------------------
Cash and cash equivalents at end of period           $  6,566     $ 11,885
==========================================================================

See accompanying notes to consolidated condensed financial statements.


         INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Condensed Financial Statements
                             (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of August 31, 1999, and the results of its operations for the three and six months ended August 31, 1999 and 1998, and cash flows for the six months ended August 31, 1999 and 1998. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999. The results of operations for the three and six months ended August 31, 1999, are not necessarily indicative of the results to be expected for the full year.

(2) New accounting pronouncement - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that companies record derivative instruments on the consolidated balance sheet at their fair value. Changes in fair value will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the hedged item.

In June 1999, the FASB deferred the effective date for implementing SFAS 133. The Company now must adopt the standard no later than March 1, 2001.

(3) Discontinued operations - In fiscal 1999, the Company recognized an estimated loss of $124.6 million for the planned disposition of its Venezuela Foods business. The disposition loss consisted of $93.3 million for the recognition of the unrealized foreign currency translation losses previously included as a separate component of shareholders' equity, a provision of $22.0 million for operating losses from the measurement date (July 31, 1998) to expected disposal date, and a $9.3 million loss on disposal. The loss on disposal of $9.3 million was based on selling the business at net book value during fiscal 2000, with the loss resulting from estimated transaction costs and taxes.

In the first quarter of fiscal 2000, the Company recorded an after-tax charge of $7.8 million to discontinued operations. The charge consisted of a $4.0 million loss on the June 1999 sale of the Venezuelan agriculture and animal feeds business and a $3.8 million provision resulting from higher-than-expected operating losses. The additional operating loss provision was necessary as the first-quarter operating results of the agriculture and animal feeds business were substantially below the results previously forecasted. In addition, the Company also adjusted its provision for estimated future net losses of the remaining Venezuelan operations.

In the second quarter of fiscal 2000, the Company recorded an additional after-tax charge of $11.8 million from the August 1999 sale of its Venezuela consumer and commercial foods business to Gruma S.A. de C.V. (Gruma). The additional charge resulted primarily from a higher-than-expected loss on the sale transaction, and a write-down of certain receivables and properties in Venezuela that were retained by the Company. The Company received an $18.96 million note from Gruma, payable over five years at an annual interest rate of 7.5%, and Gruma paid off or assumed debt obligations of the Venezuelan business totaling $55.5 million, which comprised all of the Company's outstanding Venezuelan debt. The Company, however, retained $11.9 million of Venezuelan receivables and properties, which are expected to be collected or liquidated over the next 18 months. The sales transactions complete the Company's divestiture of its Venezuela Foods business.

(4) Comprehensive loss - The components of total comprehensive loss were as follows:

                                     Three Months Ended      Six Months Ended
                                     ------------------     ------------------
                                     Aug. 31,   Aug. 31,    Aug. 31,   Aug. 31,
(in thousands)                          1999       1998        1999       1998
------------------------------------------------------------------------------
Net loss                             $(6,669) $(114,648)    $(9,907) $(138,949)
Foreign currency translation
  adjustments                           (973)    (5,479)      1,143     (7,422)
Reclassification adjustment due to
  foreign currency translation
  adjustment recognized                    -     93,351           -     93,351
------------------------------------------------------------------------------
Comprehensive loss                   $(7,642) $ (26,776)    $(8,764) $ (53,020)
==============================================================================

(5) Unusual items - In fiscal 1999, the Company's continuing operations recognized unusual items that resulted in pre-tax charges of $29.0 million. These unusual charges were related to the Company's plan to consolidate its two distribution businesses, the write-off of receivables from a major customer of the Company's former food-exporting business, and the write-down of assets and costs associated with the Canadian frozen bakery business. The liability balances as of August 31, 1999, were as follows:

                                           Employee
                                          Termination            Lease
                                          Benefits and        Commitment
(in millions)                                Other               Costs        Total
-----------------------------------------------------------------------------------

Liability balance as of February 28, 1999   $ 2.5               $ 1.6         $ 4.1
Cash payments                                (0.7)               (0.3)         (1.0)
-----------------------------------------------------------------------------------
Liability balance as of August 31, 1999     $ 1.8               $ 1.3         $ 3.1
===================================================================================

(6) Interest, net

                                    Three Months Ended       Six Months Ended
                                  ---------------------    --------------------
                                  Aug. 31,     Aug. 31,    Aug. 31,     Aug. 31,
(in thousands)                       1999         1998        1999         1998
-------------------------------------------------------------------------------
Interest expense                   $3,078       $2,513      $5,953       $5,359
Capitalized interest                 (205)         (31)       (329)         (31)
Non-operating interest income        (378)        (261)       (442)        (302)
-------------------------------------------------------------------------------
   Interest, net                   $2,495       $2,221      $5,182       $5,026
===============================================================================

Cash payments for interest, net of amounts capitalized, were $5.5 million and $5.7 million for the six months ended August 31, 1999 and 1998, respectively.

(7) Income taxes - Cash payments for income taxes were $4.0 million and $8.5 million for the six months ended August 31, 1999 and 1998, respectively.

(8) Supplemental balance sheet information
                                                    Aug. 31,        Feb. 28,
(in thousands)                                         1999            1999
---------------------------------------------------------------------------

Trade accounts receivable, net:
  Trade                                           $ 136,062       $ 127,877
  Allowance for doubtful accounts                    (3,034)         (3,034)
---------------------------------------------------------------------------
   Total trade accounts receivable, net           $ 133,028       $ 124,843
===========================================================================

Inventories:
  Raw materials, excluding grain                  $  13,934       $  12,742
  Grain                                               3,631           2,745
  Finished and in-process goods                     155,224         142,122
  Packages and supplies                               5,728           4,805
---------------------------------------------------------------------------
   Total inventories                              $ 178,517       $ 162,414
===========================================================================

Property, plant and equipment, net:
  Land                                            $  12,163       $  12,398
  Buildings and improvements                         82,617          82,766
  Machinery and equipment                           198,643         191,504
  Transportation equipment                            1,304           1,451
  Improvements in progress                           23,459          12,020
---------------------------------------------------------------------------
                                                    318,186         300,139
  Accumulated depreciation                         (142,112)       (134,978)
---------------------------------------------------------------------------
   Total property, plant and equipment, net       $ 176,074       $ 165,161
===========================================================================

Accumulated other comprehensive loss:
  Foreign currency translation adjustment         $ (12,661)      $ (13,804)
  Minimum pension liability adjustment               (3,411)         (3,411)
---------------------------------------------------------------------------
   Total accumulated other comprehensive loss     $ (16,072)      $ (17,215)
===========================================================================

(9) Segment information
                                                                       Operating
                                       Net       Operating    Unusual   Earnings
(in millions)                         Sales        Costs       Items     (Loss)
--------------------------------------------------------------------------------
Three Months Ended Aug. 31, 1999
  Multifoods Distribution Group    $  452.5      $  (447.7)    $    -      $ 4.8
  North America Foods                 116.2         (108.2)         -        8.0
  Corporate Expenses                      -           (1.9)         -       (1.9)
--------------------------------------------------------------------------------
    Total                          $  568.7      $  (557.8)    $    -      $10.9
================================================================================
Three Months Ended Aug. 31, 1998
  Multifoods Distribution Group    $  442.1      $  (436.6)    $    -      $ 5.5
  North America Foods                 105.0          (98.1)         -        6.9
  Corporate Expenses                      -           (2.3)         -       (2.3)
--------------------------------------------------------------------------------
    Total                          $  547.1      $  (537.0)    $    -      $10.1
================================================================================

Six Months Ended Aug. 31, 1999
  Multifoods Distribution Group    $  924.5      $  (913.4)    $    -      $11.1
  North America Foods                 233.0         (218.7)         -       14.3
  Corporate Expenses                      -           (4.2)         -       (4.2)
--------------------------------------------------------------------------------
    Total                          $1,157.5      $(1,136.3)    $    -      $21.2
================================================================================
Six Months Ended Aug. 31, 1998
  Multifoods Distribution Group    $  896.8      $  (884.8)    $(11.5)     $  .5
  North America Foods                 215.5         (204.0)      (7.2)       4.3
  Divested Business                       -             .8      (10.3)      (9.5)
  Corporate Expenses                      -           (4.3)         -       (4.3)
--------------------------------------------------------------------------------
    Total                          $1,112.3      $(1,092.3)    $(29.0)     $(9.0)
================================================================================

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




In the second quarter ended August 31, 1999, the Company completed the sale of its Venezuela Foods business. The business segment has been classified as discontinued operations in the consolidated financial statements and in the following management discussion and analysis.


Results of Operations:
----------------------


Overview

For the second quarter ended August 31, 1999, the net loss from continuing and discontinued operations totaled $6.7 million, or 35 cents per diluted share. The net loss resulted from an $11.8 million charge to adjust the estimated loss from discontinued operations. The adjustment was due to a higher-than-expected loss on the sale of the Venezuelan business and a write-down of certain Venezuelan assets retained by the Company. The retained assets include receivables and properties that are expected to be collected or liquidated over the next
18 months.   Further information on the Company's Venezuelan business
follows in the discussion of Discontinued Operations.

For the six months ended August 31, 1999, the net loss from continuing and discontinued operations totaled $9.9 million, or 53 cents per diluted share. The net loss resulted from a $19.6 million charge to discontinued operations.

Continuing Operations

Earnings from continuing operations in the second quarter were $5.1 million, or 27 cents per share, compared with $4.6 million, or 24 cents per share, a year ago. The increase was primarily due to higher operating earnings in the North America Foods business segment, which more than offset an earnings decline in Multifoods Distribution Group resulting from higher delivery and distribution expenses.

For the six-month periods ended August 31, 1999 and 1998, the Company reported earnings of $9.7 million, or 51 cents per share, compared with a loss of $10 million, or 53 cents per share. Prior-year results were affected by after-tax unusual charges of $18.7 million, or $1 per share.

Segment Results

Multifoods Distribution Group: Net sales in the second quarter increased 2% to $452.5 million, as a result of higher sales volumes to independent vending operators and sandwich shops. The increase was partially offset by a decline in sales to pizza restaurants. Operating earnings declined 13% to $4.8 million, because of increased labor and delivery costs associated with the Company's distribution center consolidations and information systems conversion. The Company expects that these increased costs will continue to adversely affect the segment's operating results for the balance of the fiscal year. The decline in operating earnings, however, was partially offset by lower administrative costs.

Net sales for the six-month period increased 3% to $924.5 million. Operating earnings before unusual items declined 8% to $11.1 million, compared with $12 million last year. Net sales and operating earnings were affected by the same factors described above for the second quarter.

Last year, the Company recognized an unusual charge of $11.5 million for actions associated with the Company's plan to consolidate its vending and foodservice operations into a single business. The Company expects that high delivery and distribution costs will offset the operating earnings benefits this year from the consolidation program. The Company continues to expect the consolidation plan to provide long-term annualized improvement in operating earnings of $9 million to $12 million from additional capacity to grow sales and cost-savings. The timing of achieving these full benefits, however, is expected to be delayed a year to fiscal 2002.

The Company is in the process of assessing its consolidation plan due to the planned acquisition of a foodservice distribution business in the Northeast United States, strong growth potential and strategic opportunities in certain markets. The Company expects to complete its assessment of the consolidation plan during the third quarter of fiscal 2000. If changes are made to the consolidation plan, the Company would likely recognize an unusual gain from the reversal of certain unusual charges recognized last year.

North America Foods: Net sales in the second quarter increased 11% to $116.2 million, primarily due to higher sales volumes across most product lines. Sales of U.S. bakery products were up 21% in the quarter, primarily because of additional business with large in-store bakery chains. Operating earnings increased 16% to $8 million from the higher sales volume.

Net sales for the six-month period increased 8% to $233 million, compared with $215.5 million last year. Operating earnings before unusual items increased 24% to $14.3 million, compared with $11.5 million last year. Net sales and operating earnings were affected by the same factors described above for the second quarter. The increase in operating earnings as a percent of sales resulted primarily from the effects of spreading fixed expenses over the higher sales volume.

Last year the Company recognized an unusual charge of $7.2 million for the write-down of assets and the cost of work-force reductions associated with its Canadian frozen bakery business.

Non-operating Expense and Income

Second quarter net interest expense for continuing operations increased to $2.5 million, from $2.2 million last year. The increase was the result of higher debt levels caused by increased working capital requirements and capital expenditures. For the six-month periods, net interest expense increased to $5.2 million, up from $5 million last year.

Interest expense for continuing operations excludes interest associated with debt obligations of the Company's discontinued Venezuela Foods business. Interest expense classified in discontinued operations for the six months ended August 31, 1999 and 1998, were $2.6 million and $2 million, respectively.

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

In the first quarter of fiscal 2000, the Company recorded a charge of $7.8 million to discontinued operations. The charge consisted of a $4 million loss on the June 1999 sale of the Venezuelan agriculture and animal feeds business and a $3.8 million provision resulting from higher-than-expected operating losses. The additional operating loss provision was necessary as the first-quarter operating results of the agriculture and animal feeds business were substantially below the results previously forecasted. In addition, the Company also adjusted its provision for estimated future net losses of the remaining Venezuelan operations.

In the second quarter of fiscal 2000, the Company recorded an additional charge of $11.8 million from the August 1999 sale of its Venezuelan consumer and commercial foods business to Gruma S.A. de C.V. (Gruma). The additional charge resulted primarily from a higher-than-expected loss on the sale transaction, and a write-down of certain receivables and properties in Venezuela that were retained by the Company.


Financial Condition:
--------------------

The debt-to-total capitalization ratio increased to 45% at August 31, 1999, compared with 38% at February 28, 1999. The ratio at February 28, 1999, excludes debt obligations of the Company's Venezuelan business, as such obligations were expected to be assumed by a buyer and were classified as net assets of discontinued operations. The increase in the debt-to-total capitalization ratio was primarily the result of a seasonal increase in working capital and capital expenditures.

On August 18,1999, the Company completed the sale of its Venezuelan consumer and commercial foods business to Gruma. The Company received an $18.96 million note from Gruma, payable over five years at an annual interest rate of 7.5%, and Gruma paid off or assumed debt obligations of the Venezuelan business totaling $55.5 million. The Company, however, retained $11.9 million of Venezuelan receivables and properties, which are expected to be collected or liquidated over the next 18 months. On June 3, 1999, the Company sold its Venezuelan agriculture and animal feeds business for $27.5 million in cash. Proceeds were used to reduce debt obligations of the Venezuelan business. The sales transactions complete the Company's divestiture of its Venezuela Foods business.

On September 21, 1999, the Company announced that it had signed a definitive agreement to acquire the assets of Better Brands, Inc., for approximately $26 million in cash. Better Brands is a Connecticut-based broadline foodservice distributor with annual sales of approximately
$85 million. The transaction is expected to be completed by the end of October, subject to regulatory approval. The Company will fund the acquisition with available external borrowing sources.

Year 2000
---------

The Company is actively addressing the Year 2000 issue. Each of the Company's businesses has had Year 2000 project teams in place for approximately 24 months or longer. Each team has developed and adopted a plan of action to deal with the problems posed by the millennium change. There is a companywide Year 2000 Project Committee to oversee the activities and the progress of each of the business-unit teams. Each of the plans is monitored on an ongoing basis, and a status report is distributed to senior management and the board of directors each month.

Multifoods Distribution Group has completed a comprehensive inventory and review of both computer systems and non-computer systems that could include some type of embedded technology. An implementation plan addressing these issues was developed for Year 2000 compliance for all computer and non-computer systems. This plan includes detailed testing and implementation of both packaged and custom-developed software systems at all locations. Based upon preliminary tests, the Company believes that these systems are Year 2000 compliant. Detailed testing of these systems is underway, and it is anticipated that this testing and the full implementation of these Year 2000 compliant systems will be completed by October 31, 1999. The testing and implementation of these systems fulfills critical business needs and provides Year 2000 compliance. The non-computer systems have been inventoried and evaluated, and the critical systems tested. The Company believes that there are no critical deficiencies in these systems. The testing of these systems for Year 2000 compliance did not displace projects of a more critical nature. The costs associated with Year 2000 testing are not expected to be material to the Company's results of operations.

North America Foods has completed a comprehensive review of both computer systems and non-computer systems that could include some type of embedded technology. An implementation plan addressing these issues was developed for Year 2000 compliance for all computer and non-computer systems. Progress towards compliance is substantially complete in accordance with the established implementation plan. This plan includes upgrading existing packaged software in the United States and Canada, as well as testing all systems for Year 2000 compliance. The successful upgrading and testing of these packaged systems has been completed in the United States and Canada. The upgrading of the packaged software systems was driven by business needs, as well as Year 2000 issues. The non-computer systems have been inventoried and evaluated, and the critical systems tested. The Company believes that there are no critical deficiencies in these systems. The costs associated with upgrading the packaged systems and testing all systems are not expected to be material to the Company's results of operations.

Multifoods Distribution Group and North America Foods are in the process of evaluating critical vendors, suppliers and customers, and developing appropriate contingency plans. Information from critical business partners has been solicited and evaluated, and additional information requested where appropriate. The Company continues to evaluate the Year 2000 readiness of its business partners and the critical nature of its customers and suppliers. Based upon this analysis, the Company will develop contingency plans, where appropriate. It is anticipated that these contingency plans will be completed by October 31, 1999.

The Company believes that by upgrading the existing packaged software, the Year 2000 issue will not create significant operational problems. Based upon the evaluation and testing completed at this time, the Company does not anticipate any significant Year 2000 issues with non-computer systems. The Company continues to monitor and assess the Year 2000 readiness of its critical vendors, suppliers and customers, and will develop contingency plans, where appropriate and necessary. All Year 2000 projects are proceeding according to current schedules and plans; however, if there are any significant delays in their completion or if major suppliers or customers experience Year 2000 issues with their systems that the Company does not anticipate, the Year 2000 issue may have a material effect on the operations of the Company.

Cautionary Statement Relevant to Forward-Looking Information
------------------------------------------------------------

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the
Company and its representatives may from time-to-time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; market conditions and weather patterns that may affect the costs of grain, cheese and other raw materials; changes in laws and regulations;
the inability of the Company or its business partners to resolve "Year 2000" issues or the inability of the Company to accurately estimate the cost associated with "Year 2000" compliance; the Company's ability to realize the book value of its remaining Venezuelan assets; the Company's ability to realize the earnings benefits from the distribution group's consolidation and expansion plans; the inability of the Company to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in the Company's report on Form 10-K for the year ended February 28, 1999, and other reports filed with the Securities and Exchange Commission.

                               PART II

                          OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

     (a) The 1999 Annual Meeting of Stockholders of International Multifoods Corporation (the "Company") was held on June 18, 1999 (the "Annual Meeting"). Holders of the Company's common stock, par value $.10 per share, of record on May 3, 1999, were entitled to one vote per share.

     (c) At the Annual Meeting, Robert M. Price and Richard K. Smucker were elected directors for a term of three years. The number of votes cast for the election of each director and the number of votes withheld are as follows:

                              FOR              WITHHELD

Robert M. Price            17,071,732          228,504
Richard K. Smucker         17,126,496          173,740

The other directors whose terms of office as directors continued after the meeting were Claire L. Arnold, Gary E. Costley, Nicholas L. Reding, Jack D. Rehm, Lois D. Rice and Dolph W. von Arx.

     With respect to the proposal to approve the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending February 29, 2000, there were 17,229,571 votes cast for the proposal, 24,255 votes cast against the proposal and 46,410 abstentions. There were no broker nonvotes with respect to such matter.

Item 5.     Other Information

     Stockholders who wish to submit proposals to be included in the Company's proxy statement for the 2000 Annual Meeting of Stockholders must be received at the principal executive offices of the Company by the close of business on January 13, 2000. In addition, the Company's Bylaws provide that if a stockholder desires to nominate a director or bring other business before the stockholders at the Company's annual meeting of stockholders (and such business is not the subject of a stockholder proposal timely submitted for inclusion in the proxy statement), written notice of such business containing the information required under the Company's Bylaws must be received by the Company at its principal executive offices no later than 90 days prior to the date of the annual meeting of stockholders. Under the Company's Bylaws, the annual meeting of stockholders shall be held on the third Friday in June in each year. Therefore, any stockholder that desires to nominate a director or bring other business before the stockholders at the Company's 2000 Annual Meeting of Stockholders (and such business is not the subject of a stockholder proposal timely submitted for inclusion in the proxy statement), the requisite written notice must be received by the Company at its principal executive offices on or before March 20, 2000.

Item 6.     Exhibits and Reports on Form 8-K

     (a)  Exhibits

           2.1. Stock Purchase Agreement dated as of August 6, 1999, by and between International Multifoods Corporation and Gruma S.A. de C.V., including Note Purchase Agreement attached as Exhibit A thereto (incorporated herein by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated August 18, 1999).

            11.  Computation of Earnings Per Common Share.

            12.  Computation of Ratio of Earnings to Fixed
                 Charges.

            27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

          During the quarter ended August 31, 1999, the Company filed the following reports on Form 8-K:

             1. Current Report on Form 8-K dated June 4, 1999, relating to the sale of its discontinued Venezuelan agriculture and animal feeds business, Alimentos Super-S, C.A., to La Caridad Group.

             2. Current Report on Form 8-K dated August 9, 1999, relating to the announcement that the Company had entered into a definitive agreement to sell its discontinued Venezuelan consumer and commercial foods operation to Gruma, S.A. de C.V.

             3. Current Report on Form 8-K dated August 18, 1999, relating to the sale of the Company's discontinued Venezuelan consumer and commercial foods operation to Gruma, S.A. de C.V., including proforma financial information relating to such disposition.


                         SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INTERNATIONAL MULTIFOODS CORPORATION




Date:  October 12, 1999    By /s/ William L. Trubeck
                              William L. Trubeck
                              Senior Vice President - Finance and
                               Chief Financial Officer
                              (Principal Financial Officer
                              and Duly Authorized Officer)



                             EXHIBIT INDEX



     2.1. Stock Purchase Agreement dated as of August 6, 1999, by and between International Multifoods Corporation and Gruma S.A. de C.V., including Note Purchase Agreement attached as Exhibit A thereto
(incorporated herein by reference to Exhibit 2.1 to the Company's
Report on Form 8-K dated August 18, 1999).

     11.  Computation of Earnings Per Common Share.

     12.  Computation of Ratio of Earnings to Fixed Charges.

     27.  Financial Data Schedule.