Form 10-Q
period 1999-11-30
INTERNATIONAL MULTIFOODS CORP
filed 2000-01-12
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q


(Mark One)
  [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 1999

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

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of December 31, 1999 was 18,737,655.



                            PART I. FINANCIAL INFORMATION
                            -----------------------------

                INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Statements of Operations
                                      (unaudited)
                       (in thousands, except per share amounts)


                               THREE MONTHS ENDED          NINE MONTHS ENDED
                              --------------------    --------------------------
                                Nov. 30,   Nov. 30,       Nov. 30,       Nov. 30,
                                   1999       1998           1999           1998
--------------------------------------------------------------------------------
Net sales                     $ 632,192  $ 611,147    $ 1,789,716    $ 1,723,420
Cost of materials and
   production                  (537,155)  (520,729)    (1,526,617)    (1,472,735)
Delivery and distribution       (44,588)   (38,573)      (126,339)      (111,380)
--------------------------------------------------------------------------------
Gross profit                     50,449     51,845        136,760        139,305
Selling, general
   and administrative           (34,304)   (34,318)       (99,398)      (101,771)
Unusual items                       519          -            519        (28,963)
--------------------------------------------------------------------------------
Operating earnings               16,664     17,527         37,881          8,571
Interest, net                    (2,737)    (2,705)        (7,919)        (7,731)
Other income (expense), net        (297)       541           (763)            42
--------------------------------------------------------------------------------
Earnings from continuing
   operations before
   income taxes                  13,630     15,363         29,199            882
Income taxes                     (5,501)    (5,548)       (11,417)        (1,094)
--------------------------------------------------------------------------------
Earnings (loss) from
   continuing operations          8,129      9,815         17,782           (212)
--------------------------------------------------------------------------------
Discontinued operations:
   Operating loss, after tax          -          -              -        (14,068)
   Net loss on disposition,
     after tax                        -     (7,244)       (19,560)      (122,098)
--------------------------------------------------------------------------------
Loss from discontinued
   operations                         -     (7,244)       (19,560)      (136,166)
--------------------------------------------------------------------------------
Net earnings (loss)           $   8,129  $   2,571    $    (1,778)   $  (136,378)
================================================================================

Basic earnings (loss) per
   share:
     Continuing operations    $     .43  $     .52    $       .95    $      (.01)
     Discontinued operations          -       (.38)         (1.04)         (7.26)
--------------------------------------------------------------------------------
         Total                $     .43  $     .14    $      (.09)   $     (7.27)
================================================================================

Diluted earnings (loss) per
   share:
     Continuing operations    $     .43  $     .52    $       .94    $      (.01)
     Discontinued operations          -       (.38)         (1.03)         (7.26)
--------------------------------------------------------------------------------
         Total                $     .43  $     .14    $      (.09)   $     (7.27)
================================================================================

Average shares of common
   stock outstanding:
     Basic                       18,760     18,743         18,755         18,758
     Diluted                     18,809     18,770         18,833         18,758
--------------------------------------------------------------------------------

Dividends per share of
   common stock               $     .20  $     .20    $       .60    $       .60
--------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.


             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                             (in thousands)

                                                              Condensed
                                                           from audited
                                                              financial
                                              (Unaudited)    statements
                                                Nov. 30,        Feb. 28,
                                                   1999            1999
-----------------------------------------------------------------------
Assets
------
Current assets:
  Cash and cash equivalents                    $ 11,032        $ 13,495
  Trade accounts receivable, net                141,092         124,843
  Inventories                                   192,361         162,414
  Other current assets                           56,301          39,315
-----------------------------------------------------------------------
    Total current assets                        400,786         340,067
-----------------------------------------------------------------------

Property, plant and equipment, net              194,181         165,161
Goodwill, net                                    85,509          82,089
Net noncurrent assets of
  discontinued operations                             -          44,905
Other assets                                     91,526          64,711
-----------------------------------------------------------------------
Total assets                                   $772,002        $696,933
=======================================================================

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                $ 77,737        $ 32,489
  Current portion of long-term debt              20,000           2,750
  Accounts payable                              169,296         161,700
  Net current liabilities of
    discontinued operations                           -           9,079
  Other current liabilities                      51,947          58,227
-----------------------------------------------------------------------
    Total current liabilities                   318,980         264,245
-----------------------------------------------------------------------

Long-term debt                                  147,199         121,199
Employee benefits and other liabilities          56,265          51,173
-----------------------------------------------------------------------
    Total liabilities                           522,444         436,617
-----------------------------------------------------------------------

Shareholders' equity:
  Common stock                                    2,184           2,184
  Accumulated other comprehensive loss          (14,673)        (17,215)
  Other shareholders' equity                    262,047         275,347
-----------------------------------------------------------------------
    Total shareholders' equity                  249,558         260,316
-----------------------------------------------------------------------

Commitments and contingencies
-----------------------------------------------------------------------

Total liabilities and shareholders' equity     $772,002        $696,933
=======================================================================

See accompanying notes to consolidated condensed financial statements.



              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)



                                                               NINE MONTHS ENDED
                                                            ---------------------
                                                             Nov. 30,     Nov. 30,
                                                                1999         1998
---------------------------------------------------------------------------------
Cash flows from operations:
  Earnings(loss) from continuing operations                 $ 17,782     $   (212)
  Adjustments to reconcile earnings(loss) from continuing
    operations to cash provided by (used for)
    continuing operations:
      Depreciation and amortization                           16,318       16,676
      Deferred income tax expense (benefit)                    3,695       (9,561)
      Provision for losses on receivables                        762          172
      (Gain) loss from unusual items                            (519)      28,963
      Changes in working capital, net of business acquisition:
          Accounts receivable                                 (8,070)     (16,009)
          Inventories                                        (22,604)     (13,732)
          Other current assets                               (11,287)      (2,183)
          Accounts payable                                     3,382       30,881
          Other current liabilities                           (1,161)     (18,174)
      Other, net                                              (4,083)      (3,846)
---------------------------------------------------------------------------------
        Cash provided by (used for) continuing operations     (5,785)      12,975
        Cash used for discontinued operations                (12,197)     (28,092)
---------------------------------------------------------------------------------
        Cash used for operations                             (17,982)     (15,117)
---------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                       (33,032)     (16,043)
  Acquisition of business, net of cash                       (27,934)           -
  Purchase of Venezuela operations assets                    (15,799)           -
  Proceeds from sale of investment                                 -        2,340
  Proceeds from property disposals                             2,877        1,593
  Discontinued operations                                     38,098       (4,832)
---------------------------------------------------------------------------------
        Cash used for investing activities                   (35,790)     (16,942)
---------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in notes payable                               45,824       35,410
  Net increase(decrease) in long-term debt                    42,170      (20,302)
  Dividends paid                                             (11,233)     (11,252)
  Proceeds from issuance of common stock                       1,235        3,355
  Purchase of treasury stock                                  (2,322)      (4,617)
  Discontinued operations                                    (26,195)      34,667
  Other, net                                                   2,106          (15)
---------------------------------------------------------------------------------
        Cash provided by financing activities                 51,585       37,246
---------------------------------------------------------------------------------
Increase in cash from discontinued operations                   (263)        (533)
---------------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                           (13)         (13)
---------------------------------------------------------------------------------
Net increase(decrease) in cash and cash equivalents           (2,463)       4,641
Cash and cash equivalents at beginning of period              13,495        9,126
---------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 11,032     $ 13,767
=================================================================================

See accompanying notes to consolidated condensed financial statements.




           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                                (unaudited)


(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of November 30, 1999, and the results of its operations for the three and nine months ended November 30, 1999 and 1998, and cash flows for the nine months ended November 30, 1999 and 1998. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999. The results of operations for the three and nine months ended November 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

(3) Acquisition - In October 1999, the Company completed its acquisition of Better Brands, Inc., a broadline foodservice distributor located in Windsor, Connecticut. The acquisition was accounted for using the purchase method, and accordingly, the results of operations for Better Brands have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price of $29.1 million included goodwill of $5.1 million, which will be amortized on a straight-line basis over 20 years.

(4) Discontinued operations - In fiscal 1999, the Company recognized an estimated loss of $124.6 million for the planned disposition of its Venezuela Foods business. The disposition loss consisted of $93.3 million for the recognition of the unrealized foreign currency translation losses previously included as a separate component of shareholders' equity, a provision of $22.0 million for operating losses from the measurement date (July 31, 1998) to expected disposal date, and a $9.3 million loss on disposal. The $9.3 million estimated loss on disposal was based on selling the business at net book value during fiscal 2000, with the loss resulting from estimated transaction costs and taxes.

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

In the second quarter of fiscal 2000, the Company recorded an additional after-tax charge of $11.8 million from the August 1999 sale of its Venezuela consumer and commercial foods business to Gruma S.A. de C.V. (Gruma). The additional charge resulted primarily from a higher-than-expected loss on the sale transaction, and a write-down of certain receivables and properties in Venezuela that were retained by the Company. The Company received an $18.96 million note from Gruma, payable over five years at an annual interest rate of 7.5%, and Gruma paid off or assumed debt obligations of the Venezuelan business totaling $55.5 million, which comprised all of the Company's outstanding Venezuelan debt. The Company, however, retained $11.9 million of Venezuelan receivables and properties, which are expected to be collected or liquidated over the next 15 months. The sales transactions complete the Company's divestiture of the Venezuela Foods business.

(5) Comprehensive income (loss) - The components of total comprehensive income (loss) were as follows:


                                     Three Months Ended      Nine Months Ended
                                     ------------------     --------------------
                                     Nov. 30,   Nov. 30,    Nov. 30,     Nov. 30,
(in thousands)                          1999       1998        1999         1998
--------------------------------------------------------------------------------
Net earnings (loss)                   $8,129    $ 2,571     $(1,778)   $(136,378)
Foreign currency translation
  adjustments                          1,399      1,322       2,542       (6,100)
Reclassification adjustment due to
  foreign currency translation
  adjustment recognized                    -      8,204           -      101,555
--------------------------------------------------------------------------------
Comprehensive income (loss)           $9,528    $12,097     $   764    $ (40,923)
================================================================================

(6) Unusual items - In fiscal 1999, the Company's continuing operations recognized pre-tax charges of $29.0 million. The charges were related to the Company's plan to consolidate its two distribution businesses, the write-off of receivables from a major customer of the Company's former food-exporting business, and the write-down of assets and costs associated with the Canadian frozen bakery business.

In the third quarter of fiscal 2000, the Company recognized a gain of $0.5 million from the reversal of certain reserves established as part of the distribution group's consolidation plan and from the sale of a distribution facility. The reversal was required as management determined that four distribution centers identified for closure under the original plan would remain open. Consequently, the Company had fewer-than-planned work-force reductions and lower lease commitment costs. The decision to keep the four distribution centers open was based on the acquisition of a foodservice distribution business in the Northeast United States, as well as strong growth potential and strategic opportunities in certain markets. Except for the facilities that will now stay open, remaining actions are expected to be implemented as planned.


The liability balances as of November 30, 1999, were as follows:


                                               Employee
                                             Termination       Lease
                                             Benefits and    Commitment
(in millions)                                    Other         Costs      Total
-------------------------------------------------------------------------------
Liability balance as of February 28, 1999        $ 2.5        $ 1.6       $ 4.1
Cash payments                                     (1.1)        (0.4)       (1.5)
Liability balance reversed                        (0.3)        (0.1)       (0.4)
-------------------------------------------------------------------------------
Liability balance as of November 30, 1999        $ 1.1        $ 1.1       $ 2.2
===============================================================================

(7) Interest, net

                                   Three Months Ended       Nine Months Ended
                                  --------------------     --------------------
                                  Nov. 30,     Nov. 30,    Nov. 30,     Nov. 30,
(in thousands)                       1999         1998        1999         1998
-------------------------------------------------------------------------------
Interest expense                   $3,737       $2,880     $ 9,690       $8,239
Capitalized interest                 (234)         (23)       (563)         (54)
Non-operating interest income        (766)        (152)     (1,208)        (454)
-------------------------------------------------------------------------------
   Interest, net                   $2,737       $2,705     $ 7,919       $7,731
===============================================================================

Cash payments for interest, net of amounts capitalized, were $10.2 million and $9.4 million for the nine months ended November 30, 1999 and 1998, respectively.

(8) Income taxes - Cash payments for income taxes for the nine months ended November 30, 1999 and November 30, 1998, were $7.4 million and $11.1 million, respectively.

(9) Supplemental balance sheet information


                                                Nov. 30,        Feb. 28,
(in thousands)                                     1999            1999
-----------------------------------------------------------------------
Trade accounts receivable, net:
  Trade                                       $ 144,737       $ 127,877
  Allowance for doubtful accounts                (3,645)         (3,034)
-----------------------------------------------------------------------
   Total trade accounts receivable, net       $ 141,092       $ 124,843
=======================================================================

Inventories:
  Raw materials, excluding grain              $  15,331       $  12,742
  Grain                                           3,216           2,745
  Finished and in-process goods                 169,898         142,122
  Packages and supplies                           3,916           4,805
-----------------------------------------------------------------------
   Total inventories                          $ 192,361       $ 162,414
=======================================================================

Property, plant and equipment, net:
  Land                                        $  14,379       $  12,398
  Buildings and improvements                     90,074          82,766
  Machinery and equipment                       205,193         191,504
  Transportation equipment                        1,566           1,451
  Improvements in progress                       28,800          12,020
-----------------------------------------------------------------------
                                                340,012         300,139
  Accumulated depreciation                     (145,831)       (134,978)
-----------------------------------------------------------------------
   Total property, plant and equipment, net   $ 194,181       $ 165,161
=======================================================================

Accumulated other comprehensive loss:
  Foreign currency translation adjustment     $ (11,262)      $ (13,804)
  Minimum pension liability adjustment           (3,411)         (3,411)
-----------------------------------------------------------------------
   Total accumulated other comprehensive loss $ (14,673)      $ (17,215)
=======================================================================

(10) Segment information

                                                                  Operating
                                      Net    Operating   Unusual   Earnings
(in millions)                        Sales     Costs      Items     (Loss)
---------------------------------------------------------------------------
Three Months Ended Nov. 30, 1999
  Multifoods Distribution Group   $  496.2   $  (492.0)   $  0.5      $ 4.7
  North America Foods                136.0      (122.1)        -       13.9
  Corporate Expenses                     -        (1.9)        -       (1.9)
---------------------------------------------------------------------------
    Total                         $  632.2   $  (616.0)   $  0.5      $16.7
===========================================================================
Three Months Ended Nov. 30, 1998
  Multifoods Distribution Group   $  483.8   $  (475.4)   $    -      $ 8.4
  North America Foods                127.3      (115.9)        -       11.4
  Corporate Expenses                     -        (2.2)        -       (2.2)
---------------------------------------------------------------------------
    Total                         $  611.1   $  (593.5)   $    -      $17.6
===========================================================================

Nine Months Ended Nov. 30, 1999
  Multifoods Distribution Group   $1,420.7   $(1,405.4)   $  0.5      $15.8
  North America Foods                369.0      (340.8)        -       28.2
  Corporate Expenses                     -        (6.1)        -       (6.1)
---------------------------------------------------------------------------
    Total                         $1,789.7   $(1,752.3)   $  0.5      $37.9
===========================================================================
Nine Months Ended Nov. 30, 1998
  Multifoods Distribution Group   $1,380.6   $(1,360.2)   $(11.5)     $ 8.9
  North America Foods                342.8      (319.9)     (7.2)      15.7
  Divested Business                      -         0.8     (10.3)      (9.5)
  Corporate Expenses                     -        (6.5)        -       (6.5)
---------------------------------------------------------------------------
    Total                         $1,723.4   $(1,685.8)   $(29.0)     $ 8.6
===========================================================================

(11) Contingencies - In fiscal 1998, the Company was notified that approximately $6 million in Company-owned inventory was stolen from a ship in the port of St. Petersburg, Russia. The ship had been chartered by a major customer of the Company's former food-exporting business.
The Company believes, based on the facts known to date, that the loss is covered by insurance. If the loss from the theft of product is not covered by insurance, the Company would recognize a material charge to its results of operations.




             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Results of
                      Operations and Financial Condition
                                 (Unaudited)




In August 1999, the Company completed the sale of its Venezuela Foods business. The business segment has been classified as discontinued operations in the consolidated financial statements and in the following management discussion and analysis.


Results of Operations:
----------------------


Overview

Earnings from continuing operations in the third quarter were $8.1 million, or 43 cents per share, compared with $9.8 million, or 52 cents per share, a year ago. The decline was primarily due to lower operating earnings in Multifoods Distribution Group, which continued to experience higher delivery and distribution costs. The increase in these costs was related to issues associated with the distribution group's facility consolidations and information systems conversion. The Company is in the process of addressing these issues and expects to return to more normalized cost levels by the middle of next fiscal year.

For the nine months ended November 30, 1999, the net loss from continuing and discontinued operations totaled $1.8 million, or 9 cents per share. The net loss resulted from a $19.6 million charge to discontinued operations. Information on the charge follows in the discussion of discontinued operations.

Continuing Operations

Segment Results

Multifoods Distribution Group: Net sales in the third quarter increased 3% to $496.2 million, as a result of higher volumes to independent vending operators and the addition of results from Better Brands, Inc., a foodservice distribution business that was acquired in October 1999. This increase was partially offset by lower cheese prices, which declined significantly during the quarter and reduced the Company's sales prices. Excluding the impact of the cheese price decline and the acquisition of Better Brands, overall sales increased 2% in the quarter. Operating earnings before unusual items declined 50% to $4.2 million. This decline was primarily due to increased labor and delivery costs associated with the Company's distribution center consolidations and information systems conversion. In addition, the drop in the market price of cheese reduced operating earnings by nearly $2 million in the quarter. The decline in operating earnings, however, was partially offset by lower administrative and pension costs.

In the first quarter of last year, the Company recognized an unusual charge of $11.5 million for actions associated with the Company's plan to consolidate its vending and foodservice operations into a single business. The Company expects that high delivery and distribution costs will more than offset the operating earnings benefits this year from the consolidation program. The Company continues to expect the consolidation plan to provide long-term annualized improvement in operating earnings of $9 million to $12 million from additional capacity to grow sales and cost-savings. The timing of achieving these full benefits, however, is expected to be delayed a year to fiscal 2002.

In the third quarter of fiscal 2000, the Company recognized a gain of $0.5 million from the reversal of certain reserves established as part of the distribution group's consolidation plan and from the sale of a distribution facility. The reversal was required as management determined that four distribution centers identified for closure under the original plan would remain open. Consequently, the Company had fewer-than-planned work-force reductions and lower lease commitment costs. The decision to keep the four distribution centers open was based on the acquisition of a foodservice distribution business in the Northeast United States, as well as strong growth potential and strategic opportunities in certain markets. Except for the facilities that will now stay open, remaining actions are expected to be implemented as planned.

Net sales for the nine-month period increased 3% to $1.42 billion, as a result of higher volumes to independent vending operators and sandwich shops. The increase was partially offset by a decline in sales to pizza restaurants. Operating earnings before unusual items declined 25% to $15.3 million, compared with $20.4 million last year. Operating earnings were affected by the same factors described above for the third quarter.

North America Foods: Net sales in the third quarter increased 7% to $136 million, primarily due to higher volumes in the United States and Canada. Sales of U.S. bakery products were up 9% in the quarter, primarily because of additional business with large in-store bakery chains. In Canada, consumer flour and commercial bakery ingredients volumes increased during the quarter. In addition, sales were affected by favorable currency translation but were reduced by the impact of lower wheat costs. Operating earnings increased 22% to $13.9 million because of the higher sales volume. The increase in operating earnings as a percent of sales resulted primarily from the effects of spreading fixed expenses over the higher sales volume.

Net sales for the nine-month period increased 8% to $369 million, up from $342.8 million last year. Operating earnings before unusual items increased 23% to $28.2 million, compared with $22.9 million last year. Net sales and operating earnings were affected by the same factors described above for the third quarter.

In the first quarter last year, the Company recognized an unusual charge of $7.2 million for the write-down of assets and the cost of work-force reductions associated with its Canadian frozen bakery business.


Non-operating Expense and Income

Third quarter net interest expense of $2.7 million was even with last year. An increase in interest expense resulting from higher debt levels was offset by higher interest income. In the current year, the Company recognized interest income on a note from Gruma S.A. de C.V. (Gruma) that was received from the sale of its Venezuelan consumer and commercial foods business.

In the third quarter last year, the Company recognized a gain of $0.8 million from the sale of its investment in a Mexican animal feed business.

Discontinued Operations

In fiscal 1999, the Company recognized an estimated loss of $124.6 million for the planned disposition of its Venezuela Foods business.
The disposition loss consisted of $93.3 million for the recognition of the unrealized foreign currency translation losses previously included as a separate component of shareholders' equity, a provision of $22 million for operating losses from the measurement date (July 31,1998) to the expected disposal date, and a $9.3 million loss on disposal. The $9.3 million estimated loss on disposal was based on selling the business at net book value during fiscal 2000, with the loss resulting from estimated transaction costs and taxes.

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

In the second quarter of fiscal 2000, the Company recorded an additional charge of $11.8 million from the August 1999 sale of its Venezuelan consumer and commercial foods business to Gruma. The additional charge resulted primarily from a higher-than-expected loss on the sale transaction, and a write-down of certain receivables and properties in Venezuela that were retained by the Company.


Financial Condition:
--------------------

The debt-to-total-capitalization ratio increased to 50% at November 30, 1999, compared with 38% at February 28, 1999. The ratio at February 28, 1999, excludes debt obligations of the Company's Venezuelan business, as such obligations were expected to be assumed by a buyer and were classified as net assets of discontinued operations. The increase in the debt-to-total-capitalization ratio was primarily the result of an increase in working capital, planned capital expenditures and the acquisition of Better Brands, Inc.

Working capital increased primarily because of higher accounts receivable, inventories and other current assets. Accounts receivable increased due to higher sales volume and extended terms given to a large customer. In Canada, inventory levels increased as a result of seasonal factors and a build-up requested by certain customers as part of Year 2000 contingency plans. The increase in the distribution group's inventories was driven by its consolidation, expansion and system conversion efforts. Other current assets increased on seasonally higher levels of receivables from vendors and other receivables retained from the sale of Venezuela Foods.

On August 18, 1999, the Company completed the sale of its Venezuelan consumer and commercial foods business to Gruma. The Company received an $18.96 million note from Gruma, payable over five years at an annual interest rate of 7.5%, and Gruma paid off or assumed debt obligations of the Venezuelan business totaling $55.5 million. The Company, however, retained $11.9 million of Venezuelan receivables and properties, which are expected to be collected or liquidated over the next 15 months. On June 3, 1999, the Company sold its Venezuelan agriculture and animal feeds business for $27.5 million in cash. Proceeds were used to reduce debt obligations of the Venezuelan business. The sales transactions complete the Company's divestiture of the Venezuela Foods business.

On October 25, 1999, the Company acquired the assets of Better Brands, Inc., for $29.1 million, principally in cash. Better Brands is a Connecticut-based broadline foodservice distributor with annual sales of approximately $85 million.


Year 2000
---------

The Company actively addressed the Year 2000 issue by initiating Year 2000 project teams in each of its major businesses. The project teams have been in place for over two years. Prior to December 31, 1999, each business completed a comprehensive inventory and review of both computer systems and non-computer systems that could include some kind of embedded technology, upgraded or fixed all major critical systems which were not Year 2000 compliant, tested each of these systems to insure the systems were Year 2000 compliant and implemented these systems, as appropriate, at all locations. Each business also completed the development of contingency plans based upon the evaluation of critical vendors, suppliers and customers. The Company's projects addressing the Year 2000 compliance of its computer and non-computer systems did not displace projects of a more critical nature. The costs associated with the Year 2000 effort were not material to the Company's results of operations.

All major critical systems have continued to function correctly and as planned in the year 2000. To date, there have been no significant operational problems due to any Year 2000 issues and based upon this experience and the testing completed prior to December 31, 1999, the Company does not anticipate that the Year 2000 issue will have a material effect on the operations of the Company. The Company will, however, continue to monitor closely the performance of its systems and the Year 2000 readiness of its critical vendors, suppliers and customers.


Cautionary Statement Relevant to Forward-Looking Information
------------------------------------------------------------

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company and its representatives may from time-to-time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; market conditions and weather patterns that may affect the costs of grain, cheese and other raw materials; changes in laws and regulations; the inability of the Company or its business partners to resolve "Year 2000" issues or the inability of the Company to accurately estimate the cost associated with "Year 2000" compliance; the Company's ability to realize the book value of its remaining Venezuelan assets; the Company's ability to reduce delivery and distribution costs and realize the earnings benefits related to the distribution group's consolidation and expansion plans; the inability of the Company to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in the Company's report on Form 10-K for the year ended February 28, 1999, and other reports filed with the Securities and Exchange Commission.


                                 PART II

                            OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

       (a)  Exhibits

            10.1 Agreement, dated October 20, 1999, between Jeffrey E. Boies and International Multifoods Corporation regarding retirement and severance arrangements.

            11.  Computation of Earnings Per Common Share.

            12.  Computation of Ratio of Earnings to Fixed Charges.

            27.  Financial Data Schedule.

       (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended November 30, 1999.




                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTERNATIONAL MULTIFOODS CORPORATION




Date:  January 12, 2000           By: /s/ William L. Trubeck
                                      ------------------------
                                    William L. Trubeck
                                    Senior Vice President - Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)




                              EXHIBIT INDEX


10.1 Agreement, dated October 20, 1999, between Jeffrey E. Boies and International Multifoods Corporation regarding retirement and severance arrangements.

11.   Computation of Earnings (loss) Per Common Share.

12.   Computation of Ratio of Earnings to Fixed Charges.

27.   Financial Data Schedule.