Form 10-K405
period 2000-02-29
INTERNATIONAL MULTIFOODS CORP
filed 2000-05-16
CIK 51410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K


(Mark One)

 [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended February 29, 2000

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

                              (952) 594-3300
           (Registrant's telephone number, including area code)

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

     The aggregate market value of Common Stock, par value $.10 per share, held by non-affiliates of the registrant (see Item 12 hereof) as of May 1, 2000 (based on the closing sale price of $13.4375 per share as reported in the consolidated transaction reporting system on such date) was $240,590,106.

     The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of May 1, 2000 was 18,735,913.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders - Financial Review for the fiscal year ended February 29, 2000 are incorporated by reference into Parts I and II.

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 2000 are incorporated by reference into Part III.


                               PART I

Item 1.          Business.

General

     International Multifoods Corporation, incorporated in Delaware in 1969 as the successor to a business founded in 1892, operates a foodservice distribution business in the United States and food manufacturing businesses in the United States and Canada. Unless indicated otherwise or the context suggests otherwise, the term "Company," as used in this Report, means International Multifoods Corporation and its consolidated subsidiaries. In August 1999, the Company completed the sale of its Venezuela Foods business. The Company has classified the Venezuela Foods business as a discontinued operation.

     The Company's business segments are Multifoods Distribution Group and North America Foods. Financial information for the last three fiscal years for each of the Company's business segments, which is included in Note 16 to the Company's Consolidated Financial Statements on pages 22 and 23 of the Company's Annual Report to Stockholders - Financial Review for the fiscal year ended February 29, 2000 ("2000 Annual Report to Stockholders - Financial Review"), is incorporated herein by reference.

Multifoods Distribution Group

     The Multifoods Distribution Group segment is a distributor of food and other products to the foodservice industry in the United States.
The Company leases or owns a fleet of approximately 425 tractors, 500 trailers and 50 straight trucks, most of which are equipped with an on board computer system from which drivers obtain delivery performance and route information. The Company operates 31 distribution centers located nationwide. The Company also operates 19 cash and carry locations from which customers can make purchases. No single customer accounts for a significant portion of the segment's sales. Deliveries are made directly to customers, generally once a week, from distribution centers located nationwide.

     The Company is a distributor of food and other products in the United States to independent pizza restaurants and other casual-dining, limited-menu operators, including sandwich shops, Mexican and Italian restaurants, movie theaters, fund-raising groups, commissaries and stadium and recreational concession stands. The Company distributes a broad selection of cheeses, meats, snacks, paper goods, cleaning supplies and other products, including pizza ingredients sold under the Company's ULTIMO! brand as well as major national brands. The Company is also the largest U.S. vending distributor, serving approximately 13,000 vending and office coffee service operators and other concessionaires. The Company distributes and sells more than 5,000 food products consisting primarily of candy, snacks, frozen and refrigerated products, pastries, hot beverages and juices. Most of the products are nationally advertised brand products. The Company also sells certain products, such as premium ground and whole-bean coffee, hot cocoa, creamer and sugar, under its own private labels, VENDOR'S SELECT and GRINDSTONE CAFE. Through its Better Brands, Inc. subsidiary, the Company also operates a broadline distribution business out of its Windsor, Connecticut distribution center. The Company distributes a broad selection of food and other products to restaurants and other foodservice operators such as universities and schools, health care institutions and casinos.

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

     U.S. Foods. The U.S. Foods unit produces approximately 1,400 products for retail, wholesale and in-store bakeries and foodservice customers in the United States. The Company produces bakery mix products, including mixes for breads, rolls, bagels, donuts, muffins, danish, cakes, cookies, brownies, bars and pizza crusts, as well as fillings and icings. Bakery mix products are marketed under its MULTIFOODS and JAMCO brands. In addition, the Company manufactures and markets frozen batters, doughs and desserts under its MULTIFOODS, GOURMET BAKER and FANTASIA brands. Bakery products are marketed through the Company's own sales organization and independent distributors and brokers.

     The Company encounters significant competition in the bakery products market. The Company is a leading supplier of bakery mixes to foodservice operators and retail and in-store bakeries in the United States and it competes with several large corporations and regional producers of bakery mixes. With respect to frozen bakery products, the Company competes primarily in the foodservice and in-store bakery markets with several large corporations and numerous regional suppliers that have select product offerings. The Company competes on the basis of product quality and uniqueness, product convenience, brand loyalty, timely delivery and customer service as well as price.

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

Discontinued Operations

     The Company completed the sale of its Venezuela Foods business in August 1999. The Company, however, retained certain Venezuelan receivables and properties, which are expected to be collected or liquidated over the next 12-18 months.

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

     With respect to the Company's North America Foods segment, raw materials generally are available from numerous sources and the Company believes that it will continue to be able to obtain adequate supplies. In Canada, the Company minimizes risks associated with wheat market price fluctuations by hedging its wheat and flour inventories, open wheat purchase contracts and open flour sales contracts with wheat futures contracts. In the United States, the Company also enters into futures contracts to reduce the risk of price fluctuations on certain anticipated raw material purchases. See Note 8 to the Company's Consolidated Financial Statements which are incorporated by reference in
Part II, Item 8, hereof.

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

     Employees. As of February 29, 2000, the Company and its subsidiaries had 4,362 employees.

Cautionary Statement Relevant to Forward-Looking Information

     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company and its representatives may from time to time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; market or weather conditions that may affect the costs of grain, cheese, other raw materials and fuel; changes in laws and regulations; fluctuations in interest rates; the Company's ability to realize the book value of its remaining Venezuelan assets; the Company's ability to reduce delivery and distribution costs and realize the earnings benefits related to the distribution group's consolidation and expansion plans; the inability of the Company to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in the Company's reports filed with the Securities and Exchange Commission.


Item 2.          Properties.

     The Company's principal executive offices are located in Wayzata, Minnesota in owned office space. Several of the Company's subsidiaries also own or lease office space. The Company operates numerous processing and distribution facilities throughout the United States and Canada. The Company believes that its facilities are suitable and adequate for current production or distribution volumes. The following is a description of the Company's properties as of February 29, 2000.

Multifoods Distribution Group

     The Company owns 12 and leases 19 distribution centers aggregating approximately 2.8 million square feet for its Multifoods Distribution Group segment. These distribution centers are located in Tempe, Arizona; Anaheim, Fremont, Livermore, Modesto and Ontario, California; Denver, Colorado; East Windsor and Windsor, Connecticut; Kissimmee, Florida; Austell, Georgia; Boise, Idaho; Woodridge, Illinois; Indianapolis, Indiana; Shawnee, Kansas; Louisville, Kentucky; Belleville, Michigan; Maple Grove and Rice, Minnesota; Springfield, Missouri; Paulsboro and Parsippany, New Jersey; Greensboro, North Carolina; Twinsburg, Ohio; Portland, Oregon; Middletown, Pennsylvania; Memphis, Tennessee; Dallas(2) and Houston, Texas; and Kent, Washington.

     The Company's distribution business also operates 19 cash-and-carry distribution locations, 10 of which are separate from the Company's other distribution centers.

North America Foods

     The Company owns 14 and leases four processing facilities. These processing facilities are located in La Mirada, California; Bonner Springs, Kansas; Malden, Massachusetts; Sedalia, Missouri; Lockport, New York; Elyria, Ohio; Burnaby, British Columbia (2); Winnipeg, Manitoba; Burlington, Dunnville, Delhi Township, Port Colborne, Scarborough and Simcoe, Ontario; Montreal, Quebec (2); and Saskatoon, Saskatchewan.

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


Item 4.          Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended February 29, 2000.


EXECUTIVE OFFICERS OF THE COMPANY.

     The information contained in Item 10 in Part III hereof under the heading "Executive Officers of the Company" is incorporated by reference in Part I of this Report.


                             PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.

     The Company's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Company's Common Stock as reported in the consolidated transaction reporting system and the amount of the cash dividends paid on the Company's Common Stock for each quarterly period within the two most recent fiscal years, shown in Note 17 to the Company's Consolidated Financial Statements on pages 24 and 25 of the 2000 Annual Report to Stockholders - Financial Review, are incorporated herein by reference.

     As of May 1, 2000, there were 4,403 holders of record of the Common Stock of the Company.


Item 6.      Selected Financial Data.

     The information for fiscal years 1996 through 2000 in the "Five-Year Comparative Summary" on page 3 of the 2000 Annual Report to Stockholders - Financial Review under the headings "Consolidated Summary of Operations," "Year-End Financial Position" and "Dividends Paid" is incorporated herein by reference. The information contained in Note 2 ("Business Acquired"), Note 3 ("Discontinued Operations") and Note 5 ("Unusual Items") to the Company's Consolidated Financial Statements on pages 14 through 16 of the 2000 Annual Report to Stockholders - Financial Review is also incorporated herein by reference.


Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

     The information under the heading "Management's Discussion and Analysis" on pages 4 through 7 of the 2000 Annual Report to Stockholders
- Financial Review is incorporated herein by reference.


Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

     The section under the heading "Management's Discussion and Analysis" entitled "Market Risk Management" on page 7 of the 2000 Annual Report to Stockholders - Financial Review is incorporated herein by reference.


Item 8.      Financial Statements and Supplementary Data.

     The Independent Auditors' Report, the Company's Consolidated
Financial Statements as of February 29, 2000 and February 28, 1999, and for each of the fiscal years in the three-year period ended February 29, 2000, and the Notes to the Company's Consolidated Financial Statements on pages 8 through 25 of the 2000 Annual Report to Stockholders -
Financial Review are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                 PART III

Item 10.     Directors and Executive Officers of the Registrant.

     The section under the heading "Election of Directors" on pages 5 through 10 and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23 of the Company's Proxy Statement dated May 10, 2000 ("2000 Proxy Statement") are incorporated herein by reference.

Executive Officers of the Company

     The following sets forth the name, age and business experience for at least the past five years of each of the executive officers of the Company as of May 1, 2000. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.

Name               Age  Positions Held                    Period

Gary E. Costley    56   Chairman of the Board, President  January 1997
                          and Chief Executive Officer      to present
                        Dean of the Babcock Graduate      1995 to 1996
                          School of Management at
                          Wake Forest University
                        Executive Vice President of       1992 to 1994
                          Kellogg Company and
                          President, Kellogg North America

Jeffrey E. Boies    55   Vice President and President,    April 1998
                           Multifoods Distribution          to present
                           Group, Inc.
                         President, Multifoods            1997 to 1998
                           Distribution Group, Inc.
                         President, VSA, Inc.             1996 to 1997
                         President and Chief Executive    1995 to 1996
                           Officer of Sysco Food
                           Services/Cincinnati
                         President and Chief Executive    1993 to 1995
                           Officer of Sysco Food
                           Services/Albany

Frank W. Bonvino    58   Vice President, General Counsel  1992 to
                          and Secretary                     present

John E. Byom        46   Vice President - Finance and     March 2000
                           Chief Financial Officer          to present
                         President, U.S. Foods            1999 to 2000
                         Vice President - Finance,        1995 to 1999
                           North America Foods

Ralph P. Hargrow    48   Vice President, Human            May 1999
                           Resources                        to present
                         Senior Vice President -          1994 to 1998
                           Human Resources &
                           Administration of
                           Rollerblade, Inc.

Dennis R. Johnson   48   Vice President and Controller    December 1995
                                                            to present
                         Assistant Controller -           1993 to 1995
                           Operations and Tax

Gregory J. Keup     41   Vice President and Treasurer     March 2000
                                                            to present
                         Assistant Treasurer              1996 to 2000
                         Director - Treasury Operations   1991 to 1996

Jill W. Schmidt     41   Vice President, Communications   March 2000
                           and Investor Relations           to present
                         Vice President, Communications   1997 to 2000
                         Vice President of                1995 to 1997
                           Tunheim Santrizos Co.
                         Account Supervisor of            1992 to 1995
                           Tunheim Santrizos Co.

Donald H. Twiner    59   Vice President and President,    June 1999
                           Robin Hood Multifoods Inc.       to present
                         President,                       1997 to 1999
                           Robin Hood Multifoods Inc.
                         President - Consumer Foods       1989 to 1997
                           Division of
                           Robin Hood Multifoods Inc.

Robert S. Wright    53   Senior Vice President            August 1999
                           and President,                   to present
                           U.S. Foodservice Operations
                         Vice President and President,    1995 to 1999
                           North America Foods
                         President, Specialty Brands      1994 to 1995
                           Division of Foodbrands
                           America, Inc.


     The executive officers of the Company are elected annually by the Board of Directors with the exception of the Presidents of the Company's business units, who hold appointed offices.


Item 11.     Executive Compensation.

     The section under the heading "Election of Directors" entitled "Compensation of Directors" on pages 9 and 10 and the section entitled "Executive Compensation" on pages 14 through 21 of the 2000 Proxy
Statement are incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 3 through 5 of the 2000 Proxy Statement is incorporated herein by reference.

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


                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)     Documents Filed as a Part of this Report

1.     Financial Statements

     The following consolidated financial statements of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon, included in the 2000 Annual Report to Stockholders - Financial Review, are incorporated by reference in Part II, Item 8, hereof:

          Independent Auditors' Report
          Consolidated Statements of Operations - Years ended
              February 29, 2000, February 28, 1999 and
              February 28, 1998
          Consolidated Balance Sheets - February 29, 2000 and
              February 28, 1999
          Consolidated Statements of Cash Flows - Years ended
              February 29, 2000, February 28, 1999 and
              February 28, 1998
          Consolidated Statements of Shareholders' Equity - Years ended
              February 29, 2000, February 28, 1999 and
              February 28, 1998
          Notes to Consolidated Financial Statements

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

3.     Exhibits

2.1 Stock Purchase Agreement, dated as of August 6, 1999, by and between International Multifoods Corporation and Gruma S.A. de C.V., including Note Purchase Agreement attached as Exhibit A thereto
(incorporated herein by reference to Exhibit 2.1 to the Company's
Current Report on Form 8-K dated August 18, 1999).

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

4.7 Amending Agreement dated as of November 1, 1999 among Robin Hood Multifoods Inc., Multifoods Inc., various financial institutions and Canadian Imperial Bank of Commerce, as Agent, amending the Credit Agreement dated as of May 30, 1996.

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

10.5     Management Incentive Plan of International Multifoods
Corporation, Amended and Restated as of March 1, 1998 (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on From 10-K for the fiscal year ended February 28, 1998).*

10.6 Management Benefit Plan of International Multifoods Corporation, Restated Effective January 1, 1997, as further amended (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 and Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

10.7 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1993).*

10.8 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.9     Supplemental Deferred Compensation Plan of International
Multifoods Corporation, Adopted Effective April 1, 1997 (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.10 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.11 Employment Agreement, dated as of November 1 1996, between International Multifoods Corporation and Gary E. Costley, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996 and Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

10.12 Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of the Company's executive officers, other than Gary E. Costley (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.13 Letter Agreement, dated July 10, 1995, between International Multifoods Corporation and Robert S. Wright regarding benefits and severance arrangements (incorporated herein by reference to Exhibit
10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.14 Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.15     Letter Agreement, dated September 24, 1996, between
International Multifoods Corporation and Jeffrey E. Boies regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.16     Memorandum of understanding, dated May 7, 1997, between
International Multifoods Corporation and Jeffrey E. Boies regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.17 Agreement, dated October 20, 1999, between Jeffrey E. Boies and International Multifoods Corporation regarding retirement and severance arrangements (incorporated herein by reference to Exhibit
10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999).*

10.18     Amendment to Agreement, dated March 23, 2000, between Jeffrey
E. Boies and International Multifoods Corporation.*

10.19 Letter Agreement, dated February 3, 1997, between William L. Trubeck and International Multifoods Corporation regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.20 Memorandum of understanding, dated May 7, 1997, between William L. Trubeck and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.21 Memorandum of understanding, dated September 20, 1996, between Frank W. Bonvino and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).*

10.22 Amendment to Supplemental Retirement Agreement, dated March 23, 2000, between Frank W. Bonvino and International Multifoods
Corporation.*

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

12     Computation of Ratio of Earnings to Fixed Charges.

13     2000 Annual Report to Stockholders - Financial Review (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21     List of significant subsidiaries of the Company.

23     Consent of KPMG LLP.

27     Financial Data Schedule.

-------------------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.

     (b)     Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended February 29, 2000.

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

                                 INTERNATIONAL MULTIFOODS CORPORATION



Dated:   May 16, 2000            By /s/ Gary E. Costley
                                    Gary E. Costley, Ph.D.
                                    Chairman of the Board, President
                                    and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary E. Costley    Chairman of the Board, President     May 16, 2000
Gary E. Costley, Ph.D.   and Chief Executive Officer
                         (Principal Executive Officer)
                         and Director


/s/ John E. Byom      Vice President - Finance, and         May 16, 2000
John E. Byom             Chief Financial Officer
                         (Principal Financial Officer)


/s/ Dennis R. Johnson  Vice President and                   May 16, 2000
Dennis R. Johnson        Controller
                         (Principal Accounting Officer)


/s/ Claire L. Arnold     Director                           May 16, 2000
Claire L. Arnold


/s/ Robert M. Price      Director                           May 16, 2000
Robert M. Price


/s/ Nicholas L. Reding   Director                           May 16, 2000
Nicholas L. Reding


/s/ Jack D. Rehm         Director                           May 16, 2000
Jack D. Rehm


/s/ Lois D. Rice         Director                           May 16, 2000
Lois D. Rice


/s/ Richard K. Smucker   Director                           May 16, 2000
Richard K. Smucker


/s/ Dolph W. von Arx     Director                           May 16, 2000
Dolph W. von Arx


                       Independent Auditors' Report
                       ----------------------------






The Board of Directors and Shareholders of
International Multifoods Corporation:


Under date of March 27, 2000, we reported on the consolidated balance sheets of International Multifoods Corporation and subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended February 29, 2000, as contained in the 2000 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended February 29, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                /s/ KPMG LLP
                                                KPMG LLP




Minneapolis, Minnesota
March 27, 2000





                                                                                Schedule II

                          INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                                    Valuation and Qualifying Accounts
                                   Three years ended February 29, 2000
                                               (in thousands)






                                                  Additions
                                             --------------------
                                Balance at   Net charges/(credits)                    Balance
                                beginning       to costs and         (Additions)/     at end
Description                     of year           expenses            Deductions      of year
------------                    ---------    --------------------     ----------      -------
Allowance deducted from assets
for doubtful receivables:

Year ended February 29, 2000     $ 3,034           $1,847               $ (57) (a)     $4,938
                                 =======           ======               ======         ======

Year ended February 28, 1999     $ 4,317           $  713               $1,996 (a)     $3,034
                                 =======           ======               ======         ======

Year ended February 28, 1998     $ 9,029           $ (430)              $4,282 (a)     $4,317
                                 =======           ======               ======         ======



Note: (a) (Additions)/Deductions include accounts charged off, net of recoveries, and foreign currency translation adjustments which arise from changes in current rates of exchange.


                            INDEX TO EXHIBITS
                    TO ANNUAL REPORT ON FORM 10-K OF
                  INTERNATIONAL MULTIFOODS CORPORATION
                 FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

2.1 Stock Purchase Agreement, dated as of August 6, 1999, by and between International Multifoods Corporation and Gruma S.A. de C.V., including Note Purchase Agreement attached as Exhibit A thereto
(incorporated herein by reference to Exhibit 2.1 to the Company's
Current Report on Form 8-K dated August 18, 1999).

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

4.7 Amending Agreement dated as of November 1, 1999 among Robin Hood Multifoods Inc., Multifoods Inc., various financial institutions and Canadian Imperial Bank of Commerce, as Agent, amending the Credit Agreement dated as of May 30, 1996.

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

10.5     Management Incentive Plan of International Multifoods
Corporation, Amended and Restated as of March 1, 1998 (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on From 10-K for the fiscal year ended February 28, 1998).*

10.6 Management Benefit Plan of International Multifoods Corporation, Restated Effective January 1, 1997, as further amended (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 and Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

10.7 Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
1993).*

10.8 Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.9     Supplemental Deferred Compensation Plan of International
Multifoods Corporation, Adopted Effective April 1, 1997 (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.10 Deferred Income Capital Accumulation Plan for Executives of International Multifoods Corporation, Amended and Restated as of
September 17, 1993 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
November 30, 1993).*

10.11 Employment Agreement, dated as of November 1 1996, between International Multifoods Corporation and Gary E. Costley, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996 and Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

10.12 Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of the Company's executive officers, other than Gary E. Costley (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

10.13 Letter Agreement, dated July 10, 1995, between International Multifoods Corporation and Robert S. Wright regarding benefits and severance arrangements (incorporated herein by reference to Exhibit
10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.14 Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*

10.15     Letter Agreement, dated September 24, 1996, between
International Multifoods Corporation and Jeffrey E. Boies regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.16     Memorandum of understanding, dated May 7, 1997, between
International Multifoods Corporation and Jeffrey E. Boies regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.17 Agreement, dated October 20, 1999, between Jeffrey E. Boies and International Multifoods Corporation regarding retirement and severance arrangements (incorporated herein by reference to Exhibit
10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999).*

10.18     Amendment to Agreement, dated March 23, 2000, between Jeffrey
E. Boies and International Multifoods Corporation.*

10.19 Letter Agreement, dated February 3, 1997, between William L. Trubeck and International Multifoods Corporation regarding benefits and severance arrangements (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.20 Memorandum of understanding, dated May 7, 1997, between William L. Trubeck and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).*

10.21 Memorandum of understanding, dated September 20, 1996, between Frank W. Bonvino and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).*

10.22 Amendment to Supplemental Retirement Agreement, dated March 23, 2000, between Frank W. Bonvino and International Multifoods
Corporation.*

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

12     Computation of Ratio of Earnings to Fixed Charges.

13     2000 Annual Report to Stockholders - Financial Review (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

21     List of significant subsidiaries of the Company.

23     Consent of KPMG LLP.

27     Financial Data Schedule.

-------------------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.