Form 10-Q
period 2000-05-27
INTERNATIONAL MULTIFOODS CORP
filed 2000-06-29
CIK 51410

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q


(Mark One)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 27, 2000

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
      Yes X     No
         ----     ----

The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of June 28, 2000 was 18,735,913.


                     PART I. FINANCIAL INFORMATION
                     -----------------------------

       INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

          Consolidated Condensed Statements of Operations
                              (unaudited)
             (in thousands, except per share amounts)

                                              THREE MONTHS ENDED
                                            ---------------------
                                               May 27,     May 31,
                                                 2000        1999
-----------------------------------------------------------------
Net sales                                   $ 610,260   $ 588,815
Cost of materials and production             (522,084)   (504,378)
Delivery and distribution                     (43,506)    (40,588)
-----------------------------------------------------------------
Gross profit                                   44,670      43,849
Selling, general and administrative           (33,512)    (33,582)
-----------------------------------------------------------------
Operating earnings                             11,158      10,267
Interest, net                                  (3,215)     (2,687)
Other income (expense), net                      (282)       (221)
-----------------------------------------------------------------
Earnings from continuing operations
   before income taxes                          7,661       7,359
Income taxes                                   (2,911)     (2,797)
-----------------------------------------------------------------
Earnings from continuing operations             4,750       4,562
Loss from discontinued operations                   -      (7,800)
-----------------------------------------------------------------
Net earnings (loss)                         $   4,750   $  (3,238)
=================================================================

Basic earnings (loss) per share:
   Continuing operations                    $     .25   $     .24
   Discontinued operations                          -        (.41)
-----------------------------------------------------------------
     Total                                  $     .25   $    (.17)
=================================================================

Diluted earnings (loss) per share:
   Continuing operations                    $     .25   $     .24
   Discontinued operations                          -        (.41)
-----------------------------------------------------------------
     Total                                  $     .25   $    (.17)
=================================================================

Average shares of common
   stock outstanding:
     Basic                                     18,736      18,756
     Diluted                                   18,759      18,847
-----------------------------------------------------------------

Dividends per share of
   common stock                             $     .20   $     .20
-----------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Balance Sheets
                             (in thousands)

                                                               Condensed
                                                            from audited
                                                               financial
                                              (Unaudited)     statements
                                                 May 27,         Feb. 29,
                                                   2000             2000
------------------------------------------------------------------------
Assets
------
Current assets:
  Cash and cash equivalents                    $  7,919         $ 11,224
  Trade accounts receivable, net                121,252          122,638
  Inventories                                   164,053          171,342
  Other current assets                           50,855           48,784
------------------------------------------------------------------------
    Total current assets                        344,079          353,988
------------------------------------------------------------------------

Property, plant and equipment, net              205,936          204,924
Goodwill, net                                    84,016           84,894
Other assets                                     95,120           92,401
------------------------------------------------------------------------
Total assets                                   $729,151         $736,207
========================================================================

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                $ 59,671         $ 41,521
  Current portion of long-term debt              16,000           20,000
  Accounts payable                              155,942          167,282
  Other current liabilities                      42,177           48,652
------------------------------------------------------------------------
    Total current liabilities                   273,790          277,455
------------------------------------------------------------------------

Long-term debt                                  146,199          147,199
Employee benefits and other liabilities          56,935           56,429
------------------------------------------------------------------------
    Total liabilities                           476,924          481,083
------------------------------------------------------------------------

Shareholders' equity:
  Common stock                                    2,184            2,184
  Accumulated other comprehensive loss          (15,907)         (12,122)
  Other shareholders' equity                    265,950          265,062
------------------------------------------------------------------------
    Total shareholders' equity                  252,227          255,124
------------------------------------------------------------------------

Commitments and contingencies
------------------------------------------------------------------------

Total liabilities and shareholders' equity     $729,151         $736,207
========================================================================


See accompanying notes to consolidated condensed financial statements.


              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                      THREE MONTHS ENDED
                                                     --------------------
                                                       May 27,     May 31,
                                                         2000        1999
-------------------------------------------------------------------------
Cash flows from operations:
  Earnings from continuing operations                $  4,750    $  4,562
  Adjustments to reconcile earnings from
    continuing operations to cash used for
    continuing operations:
      Depreciation and amortization                     6,067       5,611
      Deferred income tax expense                         792         587
      Provision for losses on receivables                 455          86
      Changes in working capital:
          Accounts receivable                             729      (5,681)
          Inventories                                   6,058       2,814
          Other current assets                         (2,598)     (5,060)
          Accounts payable                            (10,553)     (9,199)
          Other current liabilities                    (5,909)     (6,312)
      Other, net                                       (4,192)        789
-------------------------------------------------------------------------
        Cash used for continuing operations            (4,401)    (11,803)
        Cash provided by (used for) discontinued
           operations                                     (41)      2,205
-------------------------------------------------------------------------
        Cash used for operations                       (4,442)     (9,598)
-------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                 (8,739)    (10,049)
  Proceeds from property disposals                        111          68
  Discontinued operations                                   -        (866)
-------------------------------------------------------------------------
        Cash used for investing activities             (8,628)    (10,847)
-------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in notes payable                        18,526      16,220
  Net increase (decrease) in long-term debt            (5,000)      2,651
  Dividends paid                                       (3,739)     (3,752)
  Proceeds from issuance of common stock                    -          47
  Purchase of treasury stock                                -      (1,218)
  Discontinued operations                                   -      (2,926)
  Other, net                                              (17)        (14)
-------------------------------------------------------------------------
        Cash provided by financing activities           9,770      11,008
-------------------------------------------------------------------------
Decrease in cash from discontinued operations               -       1,264
-------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                     (5)          -
-------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (3,305)     (8,173)
Cash and cash equivalents at beginning of period       11,224      13,495
-------------------------------------------------------------------------
Cash and cash equivalents at end of period           $  7,919    $  5,322
=========================================================================


See accompanying notes to consolidated condensed financial statements.


             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of May 27, 2000, and the results of its operations and cash flows for the three months ended May 27, 2000 and May 31, 1999. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000. The results of operations for the three months ended May 27, 2000, are not necessarily indicative of the results to be expected for the full year.


(2) Discontinued operations - The Venezuela Foods business is classified as discontinued operations in the consolidated condensed financial statements. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended February 29, 2000, the Company completed the sale of its Venezuelan business in August 1999.


(3) Comprehensive income (loss) - The components of total comprehensive income (loss) were as follows:

                                     Three Months Ended
                                     ------------------
                                      May 27,    May 31,
(in thousands)                          2000       1999
-------------------------------------------------------
Net earnings (loss)                  $ 4,750    $(3,238)
Foreign currency translation
  adjustments                         (3,785)     2,116
-------------------------------------------------------
Comprehensive income (loss)          $   965    $(1,122)
=======================================================


(4) Unusual items - The following table provides the liability balance on the Company's distribution group's consolidation plan that was initiated in fiscal 1999.


                                            Employee
                                          Termination          Lease
                                          Benefits and      Commitment
(in millions)                                Other             Costs        Total
---------------------------------------------------------------------------------
Liability balance as of February 29, 2000   $ 0.7             $ 1.2         $ 1.9
Cash payments                                (0.2)             (0.1)         (0.3)
---------------------------------------------------------------------------------
Liability balance as of May 27, 2000        $ 0.5             $ 1.1         $ 1.6
=================================================================================

In May 2000, the Company announced plans to expand its Canadian condiments operation in Dunnville, Ontario, and to consolidate the condiment processing operations into that facility over the next two years. Beginning in early 2001, processing currently handled at a plant in Scarborough, Ontario, will be gradually shifted to Dunnville, which will undergo an expansion. The Company plans to sell the Scarborough facility, which is located in a growing metropolitan area. Scarborough employees will be eligible and have first priority for positions in Dunnville as that facility expands. The project is expected to be completed in late fiscal 2002. The Company expects to recognize unusual charges for exit costs and unusual gains related to the Scarborough facility sale in several quarters over the next 18 months. Unusual charges will be recognized when certain details of the plan are determined, including the number of employees that will be separated and the related costs. While individual actions will result in one-time gains or losses, the Company believes the net effect will be an overall one-time unusual gain for the project.


(5) Interest, net

                                   Three Months Ended
                                  --------------------
                                   May 27,      May 31,
(in thousands)                       2000         1999
------------------------------------------------------
Interest expense                   $4,207       $2,875
Capitalized interest                 (231)        (124)
Non-operating interest income        (761)         (64)
------------------------------------------------------
   Interest, net                   $3,215       $2,687
======================================================

Cash payments for interest, net of amounts capitalized, were $5.3 million and $3.8 million for the three months ended May 27, 2000 and May 31, 1999, respectively.


(6) Income taxes - Cash payments for income taxes were $1.9 million and $2.4 million for the three months ended May 27, 2000 and May 31, 1999, respectively.


(7) Supplemental balance sheet information

                                                     May 27,        Feb. 29,
(in thousands)                                         2000            2000
---------------------------------------------------------------------------
Trade accounts receivable, net:
  Trade                                           $ 124,455       $ 127,576
  Allowance for doubtful accounts                    (3,203)         (4,938)
---------------------------------------------------------------------------
   Total trade accounts receivable, net           $ 121,252       $ 122,638
===========================================================================

Inventories:
  Raw materials, excluding grain                  $  10,576       $  12,470
  Grain                                               3,772           2,736
  Finished and in-process goods                     145,489         152,493
  Packages and supplies                               4,216           3,643
---------------------------------------------------------------------------
   Total inventories                              $ 164,053       $ 171,342
===========================================================================

Property, plant and equipment, net:
  Land                                            $  14,882       $  14,938
  Buildings and improvements                        106,445          97,022
  Machinery and equipment                           223,765         219,978
  Transportation equipment                            1,438           1,570
  Improvements in progress                           10,913          20,921
---------------------------------------------------------------------------
                                                    357,443         354,429
  Accumulated depreciation                         (151,507)       (149,505)
---------------------------------------------------------------------------
   Total property, plant and equipment, net       $ 205,936       $ 204,924
===========================================================================

Accumulated other comprehensive loss:
  Foreign currency translation adjustment         $ (13,989)      $ (10,204)
  Minimum pension liability adjustment               (1,918)         (1,918)
---------------------------------------------------------------------------
   Total accumulated other comprehensive loss     $ (15,907)      $ (12,122)
===========================================================================

(8) Segment information

                                       Net        Operating      Operating
(in millions)                         Sales         Costs         Earnings
--------------------------------------------------------------------------
Three Months Ended May 27, 2000
  Multifoods Distribution Group      $495.9         $(490.7)         $ 5.2
  North America Foods                 114.4          (106.9)           7.5
  Corporate Expenses                      -            (1.5)          (1.5)
--------------------------------------------------------------------------
    Total                            $610.3         $(599.1)         $11.2
==========================================================================
Three Months Ended May 31, 1999
  Multifoods Distribution Group      $472.0         $(465.7)         $ 6.3
  North America Foods                 116.8          (110.5)           6.3
  Corporate Expenses                      -            (2.3)          (2.3)
--------------------------------------------------------------------------
    Total                            $588.8         $(578.5)         $10.3
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




Results of Operations
---------------------

Overview

Earnings from continuing operations in the first quarter ended May 27, 2000, were $4.8 million, or 25 cents per share, compared with $4.6 million, or 24 cents per share, a year ago. Current year earnings increased because of higher operating earnings in North America Foods and by lower administrative expenses, which benefited from reduced pension costs.

In the first quarter ended May 31, 1999, the Company recognized a net loss of $3.2 million. The net loss resulted from a $7.8 million charge to the discontinued Venezuela Foods business, which was sold last year.

Segment Results

Multifoods Distribution Group: Net sales increased 5% to $495.9 million as a result of higher sales volumes to independent vending operators and the addition of Better Brands, Inc., a foodservice distribution business that was acquired in October 1999. The increase was partially offset by a decline in cheese prices, lower sales to pizza restaurants and the loss of a regional foodservice account during the quarter. Excluding the impact of the lost account and Better Brands, overall sales volumes increased 3% in the quarter.

Operating earnings declined 17% to $5.2 million due to higher delivery and distribution expenses, driven in part by increased fuel costs, and competitive pricing pressures in certain regions in vending distribution. Delivery and distribution costs were impacted by higher costs associated with productivity issues resulting from facility consolidations and information system conversion. During the first quarter the Company continued to make progress at reducing excess labor and delivery costs at its distribution facilities.

North America Foods: Net sales declined 2% to $114.4 million due to lower consumer product volumes and lower wheat costs, which affect the Company's sales prices. The sales decline was partially offset by higher volumes in ready-to-bake products, frozen desserts and foodservice condiments.

Operating earnings increased 19% to $7.5 million, compared with $6.3 million in the first quarter last year. Operating earnings improved on lower ingredient costs, a favorable foodservice product mix and improved manufacturing efficiency.

In May 2000, the Company announced plans to expand its Canadian condiments operation in Dunnville, Ontario, and to consolidate the condiment processing operations into that facility over the next two years. Beginning in early 2001, processing currently handled at a plant in Scarborough, Ontario, will be gradually shifted to Dunnville, which will undergo an expansion. The Company plans to sell the Scarborough facility, which is located in a growing metropolitan area. Scarborough employees will be eligible and have first priority for positions in Dunnville as that facility expands. The project is expected to be completed in late fiscal 2002. The Company expects to recognize unusual charges for exit costs and unusual gains related to the Scarborough facility sale in several quarters over the next 18 months. Unusual charges will be recognized when certain details of the plan are determined, including the number of employees that will be separated and the related costs. While individual actions will result in one-time gains or losses, the Company believes the net effect will be an overall one-time unusual gain for the project.


Non-operating Expense and Income

Net interest expense increased to $3.2 million, from $2.7 million last year. The increase was the result of higher debt levels and interest rates in the United States. Debt levels increased primarily due to capital expenditures and the acquisition of Better Brands. Interest income increased over last year as a result of a note received in August 1999 from the sale of the Venezuelan consumer and commercial foods business.


Financial Condition
-------------------

The debt-to-total capitalization ratio increased to 47% at May 27, 2000, compared with 45% at February 29, 2000. The increase was primarily the result of increased working capital requirements and capital expenditures.

In June 2000, the Company signed an agreement to sell its headquarters building in Minnesota for approximately $12 million. The transaction is expected to close in August and result in an after-tax unusual gain of approximately $3.5 million. Proceeds will be used to reduce debt obligations.



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


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11.  Computation of Earnings (Loss) per Common Share.

          12.  Computation of Ratio of Earnings to Fixed Charges.

          27.  Financial Data Schedule.

      (b)  Reports on Form 8-K

     During the quarter ended May 27, 2000, the Company filed a Current Report on Form 8-K dated March 6, 2000, relating to the change of the Company's fiscal year-end.



                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTERNATIONAL MULTIFOODS CORPORATION




Date:   June 29, 2000          By  /s/ John E. Byom
                                   John E. Byom
                                   Vice President, Finance, and
                                     Chief Financial Officer
                                   (Principal Financial Officer
                                    and Duly Authorized Officer)



                              EXHIBIT INDEX


11.  Computation of Earnings (Loss) per Common Share.

12.  Computation of Ratio of Earnings to Fixed Charges.

27.  Financial Data Schedule.