Form 10-Q
period 2000-08-26
INTERNATIONAL MULTIFOODS CORP
filed 2000-10-04
CIK 51410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
  /X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 26, 2000

                                       OR

  / /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                             Commission File Number
                                     1-6699

                      INTERNATIONAL MULTIFOODS CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      41-0871880
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


   110 CHESHIRE LANE, SUITE 300, MINNETONKA, MINNESOTA               55305
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
      Yes   X      No
           ---         ---

         The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 29, 2000 was 18,745,382.

                          PART I. FINANCIAL INFORMATION

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   -------------------------         -------------------------
                                                    Aug. 26,         Aug. 31,         Aug. 26,         Aug. 31,
                                                       2000             1999             2000             1999
--------------------------------------------------------------------------------------------------------------
Net sales                                       $   585,350      $   568,709      $ 1,195,610      $ 1,157,524
Cost of materials and
   production                                      (496,802)        (485,084)      (1,018,886)        (989,462)
Delivery and distribution                           (43,524)         (41,163)         (87,030)         (81,751)
--------------------------------------------------------------------------------------------------------------
Gross profit                                         45,024           42,462           89,694           86,311
Selling, general
   and administrative                               (33,240)         (31,512)         (66,752)         (65,094)
Unusual items                                         5,275                -            5,275                -
--------------------------------------------------------------------------------------------------------------
Operating earnings                                   17,059           10,950           28,217           21,217
Interest, net                                        (3,301)          (2,495)          (6,516)          (5,182)
Other income (expense), net                            (300)            (245)            (582)            (466)
--------------------------------------------------------------------------------------------------------------
Earnings from continuing
   operations before
   income taxes                                      13,458            8,210           21,119           15,569
Income taxes                                         (8,179)          (3,119)         (11,090)          (5,916)
--------------------------------------------------------------------------------------------------------------
Earnings from continuing
   operations                                         5,279            5,091           10,029            9,653
Loss from discontinued
   operations                                             -          (11,760)               -          (19,560)
--------------------------------------------------------------------------------------------------------------
Net earnings (loss)                             $     5,279      $    (6,669)     $    10,029      $    (9,907)
==============================================================================================================

Basic earnings (loss) per share:
     Continuing operations                      $       .28      $       .27      $       .54      $       .51
     Discontinued operations                              -             (.63)               -            (1.04)
--------------------------------------------------------------------------------------------------------------
       Total                                    $       .28      $      (.36)     $       .54      $      (.53)
==============================================================================================================

Diluted earnings (loss) per share:
     Continuing operations                      $       .28      $       .27      $       .53      $       .51
     Discontinued operations                              -             (.62)               -            (1.04)
--------------------------------------------------------------------------------------------------------------
       Total                                    $       .28      $      (.35)     $       .53      $      (.53)
==============================================================================================================

Average shares of common
   stock outstanding:
     Basic                                           18,740           18,749           18,738           18,752
     Diluted                                         18,884           18,848           18,821           18,847
--------------------------------------------------------------------------------------------------------------

Dividends per share of
   common stock                                 $       .20      $       .20      $       .40      $       .40
--------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                                 (in thousands)


                                                               CONDENSED
                                                            FROM AUDITED
                                                               FINANCIAL
                                              (UNAUDITED)     STATEMENTS
                                                AUG. 26,         FEB. 29,
                                                   2000             2000
------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                    $  8,207         $ 11,224
  Trade accounts receivable, net                130,536          122,638
  Inventories                                   187,146          171,342
  Other current assets                           52,612           48,784
------------------------------------------------------------------------
    Total current assets                        378,501          353,988
------------------------------------------------------------------------

Property, plant and equipment, net              203,730          204,924
Goodwill, net                                    83,426           84,894
Other assets                                     96,840           92,401
------------------------------------------------------------------------
Total assets                                   $762,497         $736,207
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                $ 62,884         $ 41,521
  Current portion of long-term debt              11,000           20,000
  Accounts payable                              178,203          167,282
  Other current liabilities                      47,411           48,652
------------------------------------------------------------------------
    Total current liabilities                   299,498          277,455
------------------------------------------------------------------------

Long-term debt                                  146,199          147,199
Employee benefits and other liabilities          61,252           56,429
------------------------------------------------------------------------
    Total liabilities                           506,949          481,083
------------------------------------------------------------------------

Shareholders' equity:
  Common stock                                    2,184            2,184
  Accumulated other comprehensive loss          (14,297)         (12,122)
  Other shareholders' equity                    267,661          265,062
------------------------------------------------------------------------
    Total shareholders' equity                  255,548          255,124
------------------------------------------------------------------------

Commitments and contingencies
------------------------------------------------------------------------
Total liabilities and shareholders' equity     $762,497         $736,207
========================================================================



See accompanying notes to consolidated condensed financial statements.

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                       SIX MONTHS ENDED
                                                      -------------------
                                                      Aug. 26,    Aug. 31,
                                                         2000        1999
-------------------------------------------------------------------------
Cash flows from operations:
  Earnings from continuing operations                $ 10,029    $  9,653
  Adjustments to reconcile earnings from
    continuing operations to cash used for
    continuing operations:
      Depreciation and amortization                    12,431      10,923
      Deferred income tax expense                       2,419       1,430
      Unusual items                                    (5,275)          -
      Provision for losses on
        (recoveries of) receivables                       902         (76)
      Changes in working capital:
          Accounts receivable                          (8,939)     (8,006)
          Inventories                                 (16,572)    (15,607)
          Other current assets                         (6,104)     (6,539)
          Accounts payable                             11,353       5,392
          Other current liabilities                     1,821      (1,778)
      Other, net                                       (7,244)     (3,051)
-------------------------------------------------------------------------
        Cash used for continuing operations            (5,179)     (7,659)
        Cash provided by (used for) discontinued
           operations                                   1,418     (10,937)
-------------------------------------------------------------------------
        Cash used for operations                       (3,761)    (18,596)
-------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                (16,628)    (21,857)
  Purchase of Venezuela operations assets                   -     (15,799)
  Proceeds from property disposals                     12,203       2,620
  Payment received on note receivable                     948           -
  Discontinued operations                                   -      38,098
-------------------------------------------------------------------------
        Cash provided by (used for)
           investing activities                        (3,477)      3,062
-------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in notes payable                        21,724      33,464
  Net increase (decrease) in long-term debt           (10,000)      7,670
  Dividends paid                                       (7,479)     (7,489)
  Proceeds from issuance of common stock                    -         811
  Purchase of treasury stock                                -      (1,545)
  Discontinued operations                                   -     (26,195)
  Other, net                                              (17)      2,157
-------------------------------------------------------------------------
        Cash provided by financing activities           4,228       8,873
-------------------------------------------------------------------------
Increase in cash from discontinued operations               -        (263)
-------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                     (7)         (5)
-------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (3,017)     (6,929)
Cash and cash equivalents at beginning of period       11,224      13,495
-------------------------------------------------------------------------
Cash and cash equivalents at end of period           $  8,207    $  6,566
=========================================================================


See accompanying notes to consolidated condensed financial statements.

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contained in this report reflect all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position, results of its operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000. The results of operations for the three and six months ended August 26, 2000, are not necessarily indicative of the results to be expected for the full year.


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


(3) COMPREHENSIVE INCOME (LOSS) - The components of total comprehensive income
(loss) were as follows:


                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                 -------------------    -------------------
                                 Aug. 26,   Aug. 31,    Aug. 26,   Aug. 31,
(in thousands)                      2000       1999        2000       1999
--------------------------------------------------------------------------
Net earnings (loss)              $ 5,279    $(6,669)    $10,029    $(9,907)
Foreign currency translation
  adjustments                      1,610       (973)     (2,175)     1,143
--------------------------------------------------------------------------
Comprehensive income (loss)      $ 6,889    $(7,642)    $ 7,854    $(8,764)
==========================================================================


(4) UNUSUAL ITEMS - In the second quarter of fiscal 2001, the Company recognized a pre-tax unusual gain of $5.3 million as follows:


                                              Employee
                                 Gain on     Termination       Lease
                                 Sale of     Benefits and    Commitment
(in millions)                    Building       Other          Costs       Total
--------------------------------------------------------------------------------
Sale of headquarters building      $5.8         $(0.2)         $   -       $ 5.6
Reversal of charges                   -           0.2            0.9         1.1
Severance and costs for closure
  of distribution centers             -          (1.1)          (0.3)       (1.4)
--------------------------------------------------------------------------------
Total unusual gain                 $5.8         $(1.1)         $ 0.6       $ 5.3
================================================================================

In August 2000, the Company recognized a pre-tax unusual gain of $5.8 million from the sale of its corporate headquarters building in Minnesota. The Company also recognized severance costs of $0.2 million for corporate staff reductions that were associated with the sale.

During the second quarter, the Company decided to retain a distribution center in California that was originally scheduled to be closed as part of a fiscal 1999 restructuring plan. Approximately $1.1 million of costs were reversed in August 2000, which included lease commitment and termination costs. Remaining actions initiated in the fiscal 1999 plan have been substantially completed.

In the second quarter, the Company decided to close its Boise, Idaho and West Allis, Wisconsin distribution centers. Components of charges resulting from the closures include losses on lease commitments and employee termination costs. In addition, the Company recognized severance and related costs associated with the departure of the distribution group's President. These actions resulted in unusual charges of $1.4 million.

As previously disclosed in the first quarter 10-Q report, the Company is in the process of expanding its Canadian condiments operation in Dunnville, Ontario, and consolidating the condiment processing operations into that facility over the next two years. Beginning in early 2001, processing currently handled at a plant in Scarborough, Ontario, will be gradually shifted to Dunnville, which will undergo an expansion. The Company plans to sell the Scarborough facility, which is located in a growing metropolitan area. Scarborough employees will be eligible and have first priority for positions in Dunnville as that facility expands. The project is expected to be completed in late fiscal 2002. The Company expects to recognize unusual charges for exit costs and unusual gains related to the Scarborough facility sale in several quarters over the next 15 months. Unusual charges will be recognized when certain details of the plan are determined, including the number of employees that will be separated and the related costs. While individual actions will result in one-time gains or losses, the Company believes the net effect will be an overall one-time unusual gain for the project.

The liability associated with unusual items as of August 26, 2000, was as follows:


                                              Employee
                                             Termination       Lease
                                             Benefits and    Commitment
(in millions)                                   Other          Costs       Total
--------------------------------------------------------------------------------
Liability balance as of February 29, 2000       $ 0.7          $ 1.2       $ 1.9
Addition to liability                             1.3            0.3         1.6
Cash payments                                    (0.6)          (0.4)       (1.0)
Reversal of charges                              (0.2)          (0.9)       (1.1)
--------------------------------------------------------------------------------
Liability balance as of August 26, 2000         $ 1.2          $ 0.2       $ 1.4
================================================================================

(5) INTEREST, NET


                                 Three Months Ended      Six Months Ended
                                --------------------   ---------------------
                                 Aug. 26,   Aug. 31,    Aug. 26,   Aug. 31,
(in thousands)                      2000       1999        2000       1999
--------------------------------------------------------------------------
Interest expense                 $ 4,468     $3,078     $ 8,675     $5,953
Capitalized interest                (111)      (205)       (342)      (329)
Non-operating interest income     (1,056)      (378)     (1,817)      (442)
--------------------------------------------------------------------------
Interest, net                    $ 3,301     $2,495     $ 6,516     $5,182
==========================================================================

Cash payments for interest, net of amounts capitalized, were $8.7 million and $5.5 million for the six months ended August 26, 2000 and August 31, 1999, respectively.


(6) INCOME TAXES - Cash payments for income taxes were $3.1 million and $4.0 million for the six months ended August 26, 2000 and August 31, 1999, respectively.

In the second quarter ended August 26, 2000, the Company recognized income tax expense of $3.1 million associated with a dividend from its Canadian subsidiary.

(7) SUPPLEMENTAL BALANCE SHEET INFORMATION


                                                    Aug. 26,        Feb. 29,
(in thousands)                                         2000            2000
---------------------------------------------------------------------------
Trade accounts receivable, net:
  Trade                                           $ 134,198       $ 127,576
  Allowance for doubtful accounts                    (3,662)         (4,938)
---------------------------------------------------------------------------
Total trade accounts receivable, net              $ 130,536       $ 122,638
===========================================================================

Inventories:
  Raw materials, excluding grain                  $  15,319       $  12,470
  Grain                                               3,332           2,736
  Finished and in-process goods                     164,071         152,493
  Packages and supplies                               4,424           3,643
---------------------------------------------------------------------------
Total inventories                                 $ 187,146       $ 171,342
===========================================================================

Property, plant and equipment, net:
  Land                                            $  13,147       $  14,938
  Buildings and improvements                        104,196          97,022
  Machinery and equipment                           227,038         219,978
  Transportation equipment                            1,405           1,570
  Improvements in progress                           13,316          20,921
---------------------------------------------------------------------------
                                                    359,102         354,429
  Accumulated depreciation                         (155,372)       (149,505)
---------------------------------------------------------------------------
Total property, plant and equipment, net          $ 203,730       $ 204,924
===========================================================================

Accumulated other comprehensive loss:
  Foreign currency translation adjustment         $ (12,379)      $ (10,204)
  Minimum pension liability adjustment               (1,918)         (1,918)
---------------------------------------------------------------------------
Total accumulated other comprehensive loss        $ (14,297)      $ (12,122)
===========================================================================

(8) SEGMENT INFORMATION


                                      Net    Operating   Unusual   Operating
(in millions)                        Sales     Costs      Items     Earnings
----------------------------------------------------------------------------
Three Months Ended Aug. 26, 2000
  Multifoods Distribution Group    $  468.8  $  (465.0)   $ (0.3)    $   3.5
  North America Foods                 116.5     (107.4)        -         9.1
  Corporate Expenses                      -       (1.2)      5.6         4.4
----------------------------------------------------------------------------
Total                              $  585.3  $  (573.6)   $  5.3     $  17.0
============================================================================
Three Months Ended Aug. 31, 1999
  Multifoods Distribution Group    $  452.5  $  (447.7)   $    -     $   4.8
  North America Foods                 116.2     (108.2)        -         8.0
  Corporate Expenses                      -       (1.9)        -        (1.9)
----------------------------------------------------------------------------
Total                              $  568.7  $  (557.8)   $    -     $  10.9
============================================================================

Six Months Ended Aug. 26, 2000
  Multifoods Distribution Group    $  964.7  $  (955.7)   $ (0.3)    $   8.7
  North America Foods                 230.9     (214.3)        -        16.6
  Corporate Expenses                      -       (2.7)      5.6         2.9
-----------------------------------------------------------------------------
Total                              $1,195.6  $(1,172.7)   $  5.3     $  28.2
============================================================================
Six Months Ended Aug. 31, 1999
  Multifoods Distribution Group    $  924.5  $  (913.4)   $    -     $  11.1
  North America Foods                 233.0     (218.7)        -        14.3
  Corporate Expenses                      -       (4.2)        -        (4.2)
----------------------------------------------------------------------------
Total                              $1,157.5  $(1,136.3)   $    -     $  21.2
============================================================================


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



RESULTS OF OPERATIONS

Overview

Earnings from continuing operations in the second quarter ended August 26, 2000, were $5.3 million, or 28 cents per share, compared with $5.1 million, or 27 cents per share, a year ago. Current year earnings benefited from higher operating earnings in North America Foods and lower pension costs, but were impacted by a decline in Multifoods Distribution Group's operating earnings and higher interest expense. Also included in this year's second quarter was a net after tax unusual gain of $0.2 million, or 1 cent per share. The net gain included a gain from the sale of the Company's corporate headquarters building, charges for the closure of two distribution centers and tax expense associated with a dividend from its Canadian subsidiary. Further discussion of unusual items and tax expense follows in the discussion below and in Notes 4 and 6 to the consolidated condensed financial statements.

For the six months ended August 26, 2000, earnings were $10 million, or 53 cents per diluted share, compared with $9.7 million, or 51 cents per share, a year ago.


Segment Results

Multifoods Distribution Group: Net sales in the second quarter increased 4% to $468.8 million as a result of higher sales volumes to independent vending operators and the addition of Better Brands, Inc., a foodservice distribution business that was acquired in October 1999. The increase was partially offset by a decline in cheese prices, lower sales to pizza restaurants and the loss of a regional foodservice account during the first quarter. Excluding the impact of the lost account and Better Brands, overall sales volumes increased 3% for the quarter.

Operating earnings before unusual items declined 21% to $3.8 million due to a decrease in gross profit margin, which was impacted by cheese prices and regional pricing pressures, and higher bad debt expense. In last year's second quarter, gross profit margins benefited from inflation in cheese prices. In the current year, the Company also recognized a net charge of $0.3 million from unusual items. The charge included $1.4 million for severance and lease commitment costs associated with the closure of two distribution facilities and departure of the group's President. In addition, the Company reversed a liability of $1.1 million primarily for lease commitment costs for the closure of a distribution center in California that is no longer planned.

Net sales for the six-month period increased 4% to $964.7 million. Operating earnings before unusual items declined 19% to $9 million. In addition to the factors described above for the second quarter, operating earnings were impacted by higher delivery and distribution expenses, driven in part by increased fuel costs. These expenses were also impacted by higher costs associated with productivity issues resulting from facility consolidations and information systems conversion. During the last six months, the Company has reduced excess labor and delivery costs that resulted from the productivity issues at its distribution centers.

North America Foods: Net sales in the second quarter of $116.5 million were even with a year ago. The Company had higher sales volumes in U.S. and Canadian frozen desserts and Canadian commercial flour and mixes. This volume improvement was offset by a decline in U.S. mix sales volumes and lower wheat costs, which affect the Company's sales prices.

Operating earnings increased 14% to $9.1 million, up from $8 million in the second quarter last year. Operating earnings improved on lower ingredient costs, a favorable foodservice product mix and improved manufacturing efficiency. Increased operating leverage from higher commercial volumes along with benefits gained from recent capital projects at manufacturing facilities contributed to improvements in manufacturing efficiency. The earnings improvement, however, was partially offset by higher delivery expenses. The higher expenses were driven by increased fuel costs and a change in product mix.

Net sales for the six-month period declined 1% to $230.9 million. Operating earnings increased 16% to $16.6 million, compared with $14.3 million last year. In addition to the factors described in the second quarter, sales and operating earnings were affected by lower consumer product volumes.

In May 2000, the Company announced plans to expand its Canadian condiments operation in Dunnville, Ontario, and to consolidate the condiment processing operations into that facility over the next two years. Beginning in early 2001, processing currently handled at a plant in Scarborough, Ontario, will be gradually shifted to Dunnville, which will undergo an expansion. The Company plans to sell the Scarborough facility, which is located in a growing metropolitan area. Scarborough employees will be eligible and have first priority for positions in Dunnville as that facility expands. The project is expected to be completed in late fiscal 2002. The Company expects to recognize unusual charges for exit costs and unusual gains related to the Scarborough facility sale in several quarters over the next 15 months. Unusual charges will be recognized when certain details of the plan are determined, including the number of employees that will be separated and the related costs. While individual actions will result in one-time gains or losses, the Company believes the net effect will be an overall one-time unusual gain for the project.

Corporate: In the second quarter, the Company recognized an unusual gain of $5.8 million from the sale of its corporate headquarters building in Minnesota. The Company also recognized severance costs of $0.2 million for corporate staff reductions that were associated with the sale.

Non-operating Expense and Income

Second quarter net interest expense increased to $3.3 million, compared with $2.5 million a year ago. The increase was the result of higher debt levels and interest rates in the United States. Debt levels increased because of capital expenditures and the acquisition of Better Brands. Interest income increased over last year as a result of interest earned on a note received in August 1999 from the sale of the Venezuelan consumer and commercial foods business.

Income Taxes

In the second quarter, the Company recognized income tax expense of $3.1 million associated with a dividend from its Canadian subsidiary. The Company's effective tax rate before the impact of the Canadian dividend and unusual items was 38%, which was even with the year ago quarter.


FINANCIAL CONDITION

The debt-to-total capitalization ratio increased to 46% at August 26, 2000 compared with 45% at February 29, 2000. The increase was primarily the result of a seasonal increase in working capital and capital expenditures. The ratio, however, benefited from the $12 million of proceeds received on the sale of the corporate headquarters building, which were used to reduce debt obligations.

Cash flows provided by discontinued operations of $1.4 million primarily resulted from the favorable settlement of an insurance claim associated with the Venezuela Foods business.


CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company and its representatives may from time-to-time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; market or weather conditions that may affect the costs of grain, cheese, other raw materials and fuel; changes in laws and regulations; fluctuations in interest rates; the Company's ability to realize the book value of its remaining Venezuelan assets; the Company's ability to increase the distribution group's sales and reduce delivery and distribution costs, and realize the earnings benefits related to the distribution group's consolidation and expansion plans; the inability of the Company to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in the Company's report on Form 10-K for the year ended February 29, 2000, and other reports filed with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The 2000 Annual Meeting of Stockholders of International Multifoods Corporation (the "Company") was held on June 16, 2000 (the "Annual Meeting"). Holders of the Company's common stock, par value $.10 per share, of record on May 1, 2000, were entitled to one vote per share.

         (c) At the Annual Meeting, Gary E. Costley, Nicholas L. Reding and Jack
D. Rehm were elected directors for a term of three years. The number of votes cast for the election of each director and the number of votes withheld are as follows:


                                            FOR                        WITHHELD
                                            ---                        --------
Gary E. Costley                          16,309,419                     307,838
Nicholas L.Reding                        16,308,003                     309,254
Jack D. Rehm                             16,308,449                     308,808

The other directors whose terms of office as directors continued after the meeting were Claire L. Arnold, Robert M. Price, Lois D. Rice, Richard K. Smucker and Dolph W. von Arx.

         With respect to the proposal to approve the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending March 3, 2001, there were 16,495,308 votes cast for the proposal, 48,187 votes cast against the proposal and 73,762 abstentions. There were no broker nonvotes with respect to such matter.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11.      Computation of Earnings (Loss) Per Common Share.

                  12.      Computation of Ratio of Earnings to Fixed Charges.

                  27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended August 26, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERNATIONAL MULTIFOODS CORPORATION




Date:    October 4, 2000             By   /s/ John E. Byom
                                          ------------------------------------
                                          John E. Byom
                                          Vice President - Finance and Chief
                                          Financial Officer
                                          (PRINCIPAL FINANCIAL OFFICER
                                          AND DULY AUTHORIZED OFFICER)

                                  EXHIBIT INDEX



         11.      Computation of Earnings (Loss) Per Common Share.

         12.      Computation of Ratio of Earnings to Fixed Charges.

         27.      Financial Data Schedule.