Form 10-Q
period 2000-11-25
INTERNATIONAL MULTIFOODS CORP
filed 2000-12-22
CIK 51410

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

    FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-6699

INTERNATIONAL MULTIFOODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0871880 (I.R.S. Employer Identification No.)

110 Cheshire Lane, Suite 300, Minnetonka, Minnesota (Address of principal executive offices)	55305-1060 (Zip Code)

(952) 594-3300
(Registrant's telephone number, including area code)

(not applicable)
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of December 19, 2000 was 18,737,382.

PART I. FINANCIAL INFORMATION

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Nov. 25, 2000	Nov. 30, 1999	Nov. 25, 2000	Nov. 30, 1999
Net sales	$649,760	$632,192	$1,845,370	$1,789,716
Cost of materials and production	(550,313)	(537,155)	(1,569,199)	(1,526,617)
Delivery and distribution	(46,836)	(44,588)	(133,866)	(126,339)

Gross profit	52,611	50,449	142,305	136,760
Selling, general and administrative	(33,380)	(34,304)	(100,132)	(99,398)
Unusual items	(1,511)	519	3,764	519

Operating earnings	17,720	16,664	45,937	37,881
Interest, net	(3,664)	(2,737)	(10,180)	(7,919)
Other income (expense), net	(342)	(297)	(924)	(763)

Earnings from continuing operations before income taxes	13,714	13,630	34,833	29,199
Income taxes	(5,211)	(5,501)	(16,301)	(11,417)

Earnings from continuing operations	8,503	8,129	18,532	17,782
Loss from discontinued operations	—	—	—	(19,560)

Net earnings (loss)	$8,503	$8,129	$18,532	$(1,778)

Basic earnings (loss) per share:
Continuing operations	$.45	$.43	$.99	$.95
Discontinued operations	—	—	—	(1.04)

Total	$.45	$.43	$.99	$(.09)

Diluted earnings (loss) per share:
Continuing operations	$.45	$.43	$.98	$.94
Discontinued operations	—	—	—	(1.03)

Total	$.45	$.43	$.98	$(.09)

Average shares of common stock outstanding:
Basic	18,740	18,760	18,739	18,755
Diluted	18,883	18,809	18,836	18,833

Dividends per share of common stock	$.20	$.20	$.60	$.60

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands)

	(Unaudited) Nov. 25, 2000	Condensed from audited financial statements Feb. 29, 2000
ASSETS
Current assets:
Cash and cash equivalents	$9,719	$11,224
Trade accounts receivable, net	132,320	122,638
Inventories	190,867	171,342
Other current assets	54,774	48,784

Total current assets	387,680	353,988

Property, plant and equipment, net	201,703	204,924
Goodwill, net	82,574	84,894
Other assets	93,362	92,401

Total assets	$765,319	$736,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$80,260	$41,521
Current portion of long-term debt	1,000	20,000
Accounts payable	176,594	167,282
Other current liabilities	43,332	48,652

Total current liabilities	301,186	277,455

Long-term debt	145,450	147,199
Employee benefits and other liabilities	61,283	56,429

Total liabilities	507,919	481,083

Shareholders' equity:
Common stock	2,184	2,184
Accumulated other comprehensive loss	(17,164)	(12,122)
Other shareholders' equity	272,380	265,062

Total shareholders' equity	257,400	255,124

Commitments and contingencies

Total liabilities and shareholders' equity	$765,319	$736,207

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(unaudited)
(in thousands)

	Nine Months Ended
	Nov. 25, 2000	Nov. 30, 1999
Cash flows from operations:
Earnings from continuing operations	$18,532	$17,782
Adjustments to reconcile earnings from continuing operations to cash used for continuing operations:
Depreciation and amortization	18,736	16,318
Deferred income tax expense	4,321	3,695
Unusual items	(3,764)	(519)
Provision for losses on receivables	1,798	762
Increase in pension assets	(10,851)	(6,512)
Changes in working capital:
Accounts receivable	(11,831)	(8,070)
Inventories	(22,446)	(22,604)
Other current assets	(9,620)	(11,287)
Accounts payable	10,918	3,382
Other current liabilities	(3,348)	(1,161)
Other, net	256	2,429

Cash used for continuing operations	(7,299)	(5,785)
Cash provided by (used for) discontinued operations	1,326	(12,197)

Cash used for operations	(5,973)	(17,982)

Cash flows from investing activities:
Capital expenditures	(24,516)	(33,032)
Acquisition of business, net of cash	—	(27,934)
Sale (purchase) of Venezuela operations assets	7,371	(15,799)
Proceeds from property disposals	12,958	2,877
Payment received on note receivable	948	—
Discontinued operations	—	38,098

Cash used for investing activities	(3,239)	(35,790)

Cash flows from financing activities:
Net increase in notes payable	39,921	45,824
Net increase (decrease) in long-term debt	(20,000)	42,170
Dividends paid	(11,219)	(11,233)
Proceeds from issuance of common stock	—	1,235
Purchase of treasury stock	(138)	(2,322)
Discontinued operations	—	(26,195)
Other, net	(848)	2,106

Cash provided by financing activities	7,716	51,585

Increase in cash from discontinued operations	—	(263)

Effect of exchange rate changes on cash and cash equivalents	(9)	(13)

Net decrease in cash and cash equivalents	(1,505)	(2,463)
Cash and cash equivalents at beginning of period	11,224	13,495

Cash and cash equivalents at end of period	$9,719	$11,032

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

    (1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contained in this report reflect all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position, results of its operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000. The results of operations for the three and nine months ended November 25, 2000, are not necessarily indicative of the results to be expected for the full year.

    (2) Accounting pronouncement—In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that companies record derivative instruments on the consolidated balance sheet at their fair value. Changes in fair value will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income will be reclassified as earnings in the period in which earnings are affected by the hedged item. The Company will adopt SFAS 133 effective March 2001.

    In June 2000, the FASB issued SFAS 138, which amended certain guidance within SFAS 133. The impact of SFAS 133, as amended by SFAS 138, on the Company's financial statements is dependent upon a variety of factors, including market conditions and the outstanding derivative position at the adoption date. Based on current market conditions, the Company believes that the standard will not have a material impact on its financial results.

    (3) Discontinued operations—The Venezuela Foods business is classified as discontinued operations in the consolidated condensed financial statements. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended February 29, 2000, the Company completed the sale of its Venezuelan business in August 1999.

    (4) Comprehensive income—The components of total comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Nov. 25, 2000	Nov. 30, 1999	Nov. 25, 2000	Nov. 30, 1999
Net earnings (loss)	$8,503	$8,129	$18,532	$(1,778)
Foreign currency translation adjustments	(2,867)	1,399	(5,042)	2,542

Comprehensive income	$5,636	$9,528	$13,490	$764

    (5) Unusual items—For the nine months ended November 25, 2000, the Company recognized a pre-tax unusual gain of $3.8 million as follows:

(in millions)	Gain on Sale of Building	Employee Termination and Other Exit Costs	Lease Commitment Costs	Total
Condiments facility consolidation	$—	$(1.5)	$—	$(1.5)
Sale of headquarters building	5.8	(0.2)	—	5.6
Reversal of charges	—	0.2	0.9	1.1
Severance and costs for closure of distribution centers	—	(1.1)	(0.3)	(1.4)

Total unusual gain	$5.8	$(2.6)	$0.6	$3.8

    As previously disclosed, the Company is in the process of expanding its Canadian condiments operation in Dunnville, Ontario, and consolidating the condiment processing operations into that facility over the next two years. The project includes closing a facility in Scarborough, Ontario in fiscal 2002. The Company expects to realize an unusual gain from the sale of this facility. In the third quarter of fiscal 2001, the Company recorded a pre-tax unusual charge of $1.5 million for severance and related benefit costs for 170 full time and seasonal employees. Certain expenses related to the project, including employee and equipment relocation costs, were not included in the unusual charge. These expenses, which were recognized when incurred, totaled $0.3 million during the third quarter and were included in general and administrative expenses.

    In the second quarter of fiscal 2001, the Company recognized a pre-tax unusual gain of $5.3 million as follows:

  •
  In August 2000, the Company recognized a pre-tax unusual gain of $5.8 million from the sale of its corporate headquarters building in Minnesota. The Company also incurred severance costs of $0.2 million for corporate staff reductions that were associated with the sale.

  •
  The Company decided to retain a distribution center in California that was originally scheduled to be closed as part of a fiscal 1999 restructuring plan. Approximately $1.1 million of costs were reversed, which included lease commitment and employee termination costs. Remaining actions initiated in the fiscal 1999 plan have been completed.

  •
  The Company decided to close its Boise, Idaho and West Allis, Wisconsin distribution centers. Components of charges resulting from the closures included losses on lease commitments and employee termination costs. In addition, the Company recognized severance and related costs associated with the departure of the distribution group's President. These actions resulted in unusual charges of $1.4 million.

    The liability associated with unusual items as of November 25, 2000, was as follows:

(in millions)	Employee Termination and Other Exit Costs	Lease Commitment Costs	Total
Liability balance as of February 29, 2000	$0.7	$1.2	$1.9
Addition to liability	2.8	0.3	3.1
Cash payments	(1.0)	(0.6)	(1.6)
Reversal of charges	(0.2)	(0.9)	(1.1)

Liability balance as of November 25, 2000	$2.3	$—	$2.3

    (6) Interest, net

	Three Months Ended		Nine Months Ended
(in thousands)	Nov. 25, 2000	Nov. 30, 1999	Nov. 25, 2000	Nov. 30, 1999
Interest expense	$4,552	$3,737	$13,227	$9,690
Capitalized interest	(97)	(234)	(439)	(563)
Non-operating interest income	(791)	(766)	(2,608)	(1,208)

Interest, net	$3,664	$2,737	$10,180	$7,919

    Cash payments for interest, net of amounts capitalized, were $15.2 million and $10.2 million for the nine months ended November 25, 2000 and November 30, 1999, respectively.

    (7) Income taxes—Cash payments for income taxes were $6.5 million and $7.4 million for the nine months ended November 25, 2000 and November 30, 1999, respectively.

    In the second quarter ended August 26, 2000, the Company recognized income tax expense of $3.1 million associated with a dividend from its Canadian subsidiary.

    (8) Supplemental balance sheet information

(in thousands)	Nov. 25, 2000	Feb. 29, 2000
Trade accounts receivable, net:
Trade	$136,018	$127,576
Allowance for doubtful accounts	(3,698)	(4,938)

Total trade accounts receivable, net	$132,320	$122,638

Inventories:
Raw materials, excluding grain	$14,212	$12,470
Grain	3,081	2,736
Finished and in-process goods	169,261	152,493
Packages and supplies	4,313	3,643

Total inventories	$190,867	$171,342

Property, plant and equipment, net:
Land	$13,077	$14,938
Buildings and improvements	103,886	97,022
Machinery and equipment	227,675	219,978
Transportation equipment	1,393	1,570
Improvements in progress	12,943	20,921

	358,974	354,429
Accumulated depreciation	(157,271)	(149,505)

Total property, plant and equipment, net	$201,703	$204,924

Accumulated other comprehensive loss:
Foreign currency translation adjustment	$(15,246)	$(10,204)
Minimum pension liability adjustment	(1,918)	(1,918)

Total accumulated other comprehensive loss	$(17,164)	$(12,122)

(9) Segment information

(in millions)	Net Sales	Operating Costs	Unusual Items	Operating Earnings
Three Months Ended Nov. 25, 2000
Multifoods Distribution Group	$518.7	$(512.7)	$—	$6.0
North America Foods	131.1	(116.7)	(1.5)	12.9
Corporate Expenses	—	(1.2)	—	(1.2)

Total	$649.8	$(630.6)	$(1.5)	$17.7

Three Months Ended Nov. 30, 1999
Multifoods Distribution Group	$496.2	$(492.0)	$0.5	$4.7
North America Foods	136.0	(122.1)	—	13.9
Corporate Expenses	—	(1.9)	—	(1.9)

Total	$632.2	$(616.0)	$0.5	$16.7

Nine Months Ended Nov. 25, 2000
Multifoods Distribution Group	$1,483.4	$(1,468.4)	$(0.3)	$14.7
North America Foods	362.0	(331.0)	(1.5)	29.5
Corporate Expenses	—	(3.9)	5.6	1.7

Total	$1,845.4	$(1,803.3)	$3.8	$45.9

Nine Months Ended Nov. 30, 1999
Multifoods Distribution Group	$1,420.7	$(1,405.4)	$0.5	$15.8
North America Foods	369.0	(340.8)	—	28.2
Corporate Expenses	—	(6.1)	—	(6.1)

Total	$1,789.7	$(1,752.3)	$0.5	$37.9

    (10) Contingencies—In fiscal 1998, the Company was notified that approximately $6 million in Company- owned inventory was stolen from a ship in the port of St. Petersburg, Russia. The ship had been chartered by a major customer of the Company's former food-exporting business. The Company believes, based on the facts known to date, that the loss is covered by insurance. If the loss from the theft of product is not covered by insurance, the Company would recognize a material charge to its results of operations.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Results of
Operations and Financial Condition

(Unaudited)

Results of Operations

Overview

    Net earnings in the third quarter ended November 25, 2000, were $8.5 million, or 45 cents per share, compared with $8.1 million, or 43 cents per share, a year ago. The increase in net earnings resulted from higher operating earnings at both Multifoods Distribution Group and North America Foods. Operating earnings increased because of sales growth, improved gross profit margins and lower administrative expenses, which included a benefit from a reduction in pension costs. The earnings improvement was partially offset by higher interest expense and an unusual charge of $1.5 million, or 5 cents per share, associated with the Company's plan to consolidate its condiments processing operations in Canada.

    For the nine months ended November 25, 2000, earnings from continuing operations were $18.5 million, or 98 cents per diluted share, compared with $17.8 million, or 94 cents per diluted share, a year ago. Higher operating earnings at North America Foods and lower pension costs contributed to the improvement. Earnings, however, were impacted by higher interest expense, unusual items and tax expense associated with a dividend from a Canadian subsidiary. Further discussion of unusual items and tax expense follows in the discussion below and in Notes 5 and 7 to the consolidated condensed financial statements.

Segment Results

    Multifoods Distribution Group: Net sales in the third quarter increased 5% to $518.7 million as a result of higher sales volumes to national and regional vending operators and the addition of Better Brands, Inc., a foodservice distribution business that was acquired in October 1999. Net sales also increased to independent vending operators and pizza restaurants. The increase was partially offset by the impact of a decline in cheese prices and the loss of a regional foodservice account during the first quarter. Excluding the impact of the lost account and Better Brands, overall sales volumes increased 5% for the quarter.

    Operating earnings before unusual items increased 43% to $6 million due to the higher sales volumes and an increase in the gross profit margin. The margin increase resulted from ongoing efforts to reduce delivery and distribution expenses and improved margins on sales of cheese. In last year's third quarter, the gross profit margin on cheese sales was adversely affected by a rapid decline in market prices. The earnings improvement, however, was partially offset by increased fuel costs and higher hourly wage rates in certain regions.

    Net sales for the nine-month period increased 4% to $1.48 billion. Operating earnings before unusual items declined 2% to $15 million. In addition to the factors described above for the third quarter, operating earnings during the first half of the fiscal year were impacted by higher delivery and distribution expenses. These higher expenses resulted from productivity issues due to facility consolidations and an information systems conversion that took place last year. These actions increased employee turnover at the consolidated facilities and caused inefficiencies as employees adjusted to new warehouse layouts and a new information system. During the current fiscal year, the Company has steadily reduced the excess labor and delivery costs that resulted from these productivity issues.

    In the current year, the Company recognized a net charge of $0.3 million from unusual items. The charge included $1.4 million for severance and lease commitment costs associated with the closure of two distribution facilities and departure of the group's President. In addition, the Company reversed a liability of $1.1 million primarily for lease commitment costs for the closure of a distribution center in California that is no longer planned.

    North America Foods: Net sales in the third quarter were $131.1 million, down 4% from a year ago. Despite strong sales of flour and mixes to commercial customers in Canada, sales declined due to unfavorable currency translation as well as lower sales of consumer flour. Sales of consumer flour were impacted by competitive pricing pressures in Western Canada. In the United States, sales were down as comparisons were impacted by a 10% volume growth in the third quarter last year.

    Operating earnings before unusual items increased 4% to $14.4 million, up from $13.9 million in the third quarter last year. Operating earnings improved on lower ingredient costs, a favorable foodservice product mix and improved manufacturing efficiency. Increased operating leverage from higher commercial volumes along with benefits gained from recent capital projects at manufacturing facilities contributed to improvements in manufacturing efficiency. The earnings improvement, however, was partially offset by higher delivery expenses. The higher expenses were driven by increased fuel costs and a change in product mix.

    Net sales for the nine-month period declined 2% to $362 million. Operating earnings before unusual items increased 10% to $31 million, compared with $28.2 million last year. Net sales and operating earnings were affected by the same factors described in the third quarter.

    As previously disclosed, the Company is in the process of expanding its Canadian condiments operation in Dunnville, Ontario, and consolidating the condiment processing operations into that facility over the next two years. The project includes closing a facility in Scarborough, Ontario in fiscal 2002. The Company expects to realize an unusual gain from the sale of this facility. In the third quarter of fiscal 2001, the Company recorded a pre-tax unusual charge of $1.5 million for severance and related benefit costs for 170 full time and seasonal employees. Certain expenses related to the project, including employee and equipment relocation costs, were not included in the unusual charge. These expenses, which were recognized when incurred, totaled $0.3 million during the third quarter and were included in general and administrative expenses.

    Corporate: In the second quarter, the Company recognized an unusual gain of $5.8 million from the sale of its corporate headquarters building in Minnesota. The Company also recognized severance costs of $0.2 million for corporate staff reductions that were associated with the sale.

Non-operating Expense and Income

    Third quarter net interest expense increased to $3.7 million, compared with $2.7 million a year ago. The increase was the result of higher interest rates and debt levels. Debt levels increased because of capital expenditures and the acquisition of Better Brands.

Income Taxes

    In the second quarter, the Company recognized income tax expense of $3.1 million associated with a dividend from its Canadian subsidiary. The Company's effective tax rate before the impact of the Canadian dividend and unusual items was 38% for the nine months ended November 25, 2000, which was even with the same period a year ago.

Financial Condition

    The debt-to-total capitalization ratio increased to 47% at November 25, 2000, compared with 45% at February 29, 2000. The increase was primarily the result of a seasonal increase in working capital and capital expenditures.

    Cash flows provided by discontinued operations of $1.3 million primarily resulted from the favorable settlement of an insurance claim associated with the Venezuela Foods business.

    Cash flows from investing activities in fiscal 2001 included $12 million received from the sale of the corporate headquarters building and $7.4 million received from the sale of certain Venezuelan assets. The assets consisted of properties that were not included in the August 1999 sale of the Venezuela Foods business. Proceeds from these dispositions were used to reduce debt obligations.

    On October 24, 2000, the Company entered into a $180 million U.S. revolving credit agreement with a group of commercial banks that expires on October 21, 2005. In conjunction with the new U.S. credit facility, the Company terminated its existing $200 million U.S. revolving credit agreement. In addition, on November 17, 2000, the Company entered into a $75 million 364-day revolving credit agreement in Canada. The new agreement replaced an existing $73 million revolving credit agreement. The 364-day revolving credit agreement can be extended for additional 364-day terms, or if not renewed, can be converted into a two-year term loan.

    The interest rates on borrowings under the above agreements are variable and based on current market factors and the credit rating of the Company. The credit agreements contain covenants pertaining to the maintenance of a fixed charge coverage ratio and an indebtedness to capitalization ratio. Borrowings under these facilities may be used for general corporate purposes. In addition, the credit agreements can also be used to support commercial paper issued by the Company. On October 26, 2000, the Company entered into a commercial paper dealer agreement providing for the issuance and sale by the Company of up to $100 million of short-term commercial paper notes.

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
4.1

Credit Agreement dated as of October 24, 2000 among International Multifoods Corporation, various financial institutions, SunTrust Bank, as Syndication Agent, U.S. Bank National Association, as Documentation Agent, and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Lender.
	4.2	Amended and Restated Credit Agreement dated as of November 17, 2000 among Robin Hood Multifoods Inc., various financial institutions and Canadian Imperial Bank of Commerce, as Agent.
	11.	Computation of Earnings (Loss) Per Common Share.
	12.	Computation of Ratio of Earnings to Fixed Charges.
	27.	Financial Data Schedule.
(b)	Reports on Form 8-K

    During the quarter ended November 25, 2000, the Company filed a Current Report on Form 8-K dated September 15, 2000, relating to the Company's declaration of a dividend of preferred share purchase rights.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL MULTIFOODS CORPORATION

Date: December 20, 2000	By	/s/ JOHN E. BYOM John E. Byom Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

4.1
Credit Agreement dated as of October 24, 2000 among International Multifoods Corporation, various financial institutions, SunTrust Bank, as Syndication Agent, U.S. Bank National Association, as Documentation Agent, and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Lender.
4.2	Amended and Restated Credit Agreement dated as of November 17, 2000 among Robin Hood Multifoods Inc., various financial institutions and Canadian Imperial Bank of Commerce, as Agent.
11.	Computation of Earnings (Loss) Per Common Share.
12.	Computation of Ratio of Earnings to Fixed Charges.
27.	Financial Data Schedule.

QuickLinks

PART I. FINANCIAL INFORMATION INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Operations (unaudited) (in thousands, except per share amounts)
INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Consolidated Condensed Balance Sheets (in thousands)
INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (unaudited) (in thousands)
INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements (unaudited)
INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Management's Discussion and Analysis of Results of Operations and Financial Condition (Unaudited)
PART II OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX