Form 10-K
period 2001-03-03
INTERNATIONAL MULTIFOODS CORP
filed 2001-05-29
CIK 51410

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 3, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER 1-6699
                         ------------------------------

                      INTERNATIONAL MULTIFOODS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     41-0871880
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

     110 CHESHIRE LANE, SUITE 300,                            55305
         MINNETONKA, MINNESOTA                              (Zip Code)
    (Address of principal executive
               offices)

                                 (952) 594-3300
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------  ------------------------------------------
 Common Stock (par value $.10 per share)             New York Stock Exchange
     Preferred Stock Purchase Rights                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE
                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common Stock, par value $.10 per share, held by non-affiliates of the registrant (see Item 12 hereof) as of May 10, 2001 (based on the closing sale price of $19.44 per share as reported in the consolidated transaction reporting system on such date) was $361,040,555.

    The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of May 10, 2001 was 18,784,871.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 3, 2001 are incorporated by reference into Parts I and II.

    Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held July 2, 2001 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    International Multifoods Corporation, incorporated in Delaware in 1969 as the successor to a business founded in 1892, operates a foodservice distribution business in the United States and food manufacturing businesses in the United States and Canada.

    Our business segments are Multifoods Distribution Group and North America Foods. Financial information for the last three fiscal years for each of our business segments, which is included in Note 17 to the Company's Consolidated Financial Statements on pages 43 and 44 of our Annual Report to Stockholders for the fiscal year ended March 3, 2001 ("2001 Annual Report to Stockholders"), is incorporated herein by reference.

MULTIFOODS DISTRIBUTION GROUP

    Our Multifoods Distribution Group segment is a distributor of food and related products to the foodservice industry in the United States. Our Multifoods Distribution Group segment leases or owns a fleet of approximately 450 tractors, 550 trailers and 50 straight trucks, most of which are equipped with an on board computer system from which drivers and managers obtain delivery performance and route information. We operate 28 distribution centers located nationwide. We also operate 11 cash and carry locations from which customers can make purchases. No single customer accounts for a significant portion of the segment's sales. Deliveries are made directly to customers, generally once a week, from distribution centers located nationwide.

    Our Multifoods Distribution Group segment is a distributor of food and related products in the United States to independent pizza restaurants and other casual-dining, limited-menu operators, including sandwich shops, Mexican and Italian restaurants, movie theaters, fund-raising groups, commissaries and stadium and recreational concession stands. We distribute a broad selection of cheeses, meats, snacks, paper goods, cleaning supplies and other products, including pizza ingredients sold under our ULTIMO! brand as well as major national brands.

    Our Multifoods Distribution Group segment is also the only nationwide U.S. vending distributor, serving approximately 13,000 vending and office coffee service operators and other concessionaires. We distribute and sell more than 5,000 food products consisting primarily of candy, snacks, frozen and refrigerated products, pastries, hot beverages and juices. Most of these products are nationally advertised brand products. We also sell certain products, such as premium ground and whole-bean coffee, hot cocoa, creamer and sugar, under our own private labels, VENDOR'S SELECT and GRINDSTONE CAFE.

    Through our Better Brands, Inc. subsidiary, our Multifoods Distribution Group segment also operates a broadline distribution business in the northeastern United States. Based in Windsor, Connecticut, this subsidiary distributes a broad selection of food and related products to restaurants and other foodservice operators such as universities and schools, health care institutions and casinos.

    The distribution business is highly competitive. We compete with several national and regional broadline distributors and numerous regional specialty foodservice distributors and local independent distributors. While we are the only nationwide vending distributor, we encounter significant competition from regional and local distributors as well as warehouse clubs. We compete on the basis of competitive pricing, the availability of a wide variety of products, a national distribution network and prompt and accurate delivery of orders. We believe that our pizza expertise, our vending expertise and the value-added services we provide our customers (such as merchandising support, special incentive programs and sponsoring customer trade shows) differentiate us in part from our competitors.

    On February 5, 2001, we announced that, as part of our continuing effort to simplify our business and sharpen our focus, we are exploring strategic alternatives for our Multifoods Distribution Group segment.

NORTH AMERICA FOODS

    The North America Foods segment consists of two units, U.S. Foodservice Products and Robin Hood Multifoods. No single customer accounts for a significant portion of the segment's sales.

    U.S. FOODSERVICE PRODUCTS. The U.S. Foodservice Products unit produces approximately 1,300 products for retail, wholesale and in-store bakeries and foodservice customers in the United States. We produce baking mix products, including mixes for breads, rolls, bagels, donuts, muffins, Danishes, cakes, cookies, brownies, bars and pizza crusts, as well as fillings and icings. Baking mix products are marketed under our MULTIFOODS and JAMCO brands. In addition, we manufacture and market frozen batters, doughs and desserts under our MULTIFOODS, GOURMET BAKER and FANTASIA brands. Our products are marketed through our own direct sales force of sales and technical support personnel, as well as through a network of brokers and bakery distributors, which in turn sell our products to retail bakers.

    Our U.S. Foodservice Products unit encounters significant competition in the bakery products market. We are a leading supplier of baking mixes to foodservice operators and retail and in-store bakeries in the United States and we compete with several large corporations and regional producers of baking mixes. With respect to frozen bakery products, we compete primarily in the foodservice and in-store bakery markets with several large corporations and numerous regional suppliers that have select product offerings. We compete on the basis of product quality and uniqueness, product convenience, brand loyalty, timely delivery and customer service, as well as price.

    ROBIN HOOD MULTIFOODS. Our Robin Hood Multifoods unit consists of our Canada consumer and commercial foods businesses. The consumer foods business is the leading marketer in Canada of flour and specialty baking mixes sold to consumers. More than 40 consumer baking mixes are sold in Canada under our ROBIN HOOD brand, while consumer flour is sold under our ROBIN HOOD, GOLDEN TEMPLE, BRODIE, CREAM OF THE WEST and MONARCH brands. We also sell hot cereals under our ROBIN HOOD, OLD MILL, RED RIVER and PURITY brands. In addition, we manufacture and market pickles, relishes and other condiments to consumers in Canada, where our BICK'S brand is the leading brand. We also sell condiments under the HABITANT, GATTUSO, WOODMAN'S, ROSE and MCLARENS labels.

    The commercial foods business of Robin Hood Multifoods produces condiments, baking mix products, wheat flour and oat products for retail, in-store and wholesale bakeries and foodservice customers in Canada and the United States. Such products are sold primarily under our ROBIN HOOD and BICK'S brands. We also manufacture and market frozen batters, doughs and desserts in Canada under our GOURMET BAKER brand.

    The products of Robin Hood Multifoods are marketed primarily through our own sales organization, supported by advertising and other promotional activities. Our competitors in Canada include both large corporations and regional producers. We compete on the basis of product quality, product convenience, the ability to identify and satisfy emerging consumer preferences, brand loyalty, timely delivery and customer service, as well as price.

PENDING ACQUISITION

    ASSET PURCHASE AND SALE AGREEMENT. On February 4, 2001, we entered into an asset purchase and sale agreement with The Pillsbury Company and General
Mills, Inc. to acquire Pillsbury's desserts and specialty products business, Pillsbury's non-custom foodservice baking mix business and General Mills'

Robin Hood business for approximately $304.6 million in cash. The assets we are acquiring include equipment and inventory of the Pillsbury businesses, inventory of the General Mills' Robin Hood business and certain trademarks and trademark licenses. The acquisition is subject to a number of conditions, including the receipt of proceeds from new financing arrangements, the provisional approval by the Federal Trade Commission of the acquisition and completion of the merger of General Mills and Pillsbury. We expect to close the acquisition in the first half of fiscal year 2002.

    The asset purchase and sale agreement further provides that we and General Mills will enter into several ancillary agreements at the closing of the Acquisition. The following is a summary of such ancillary agreements. The terms of the asset purchase and sale agreement and each of the ancillary agreements could be amended pending the approval of the Federal Trade Commission, and we expect any such modifications to be generally favorable to us.

    CONVERSION PLAN AGREEMENT AND LEASE. Under a conversion plan agreement, General Mills will move certain equipment from Pillsbury's Murfreesboro, Tennessee and Martel, Ohio plants to General Mills' Toledo, Ohio plant and convert a portion of the Toledo plant for our use as a leased production facility. We currently anticipate that this conversion will be completed in June 2002. The conversion will be considered complete only if and when a supervisory panel consisting of three members (one appointed by each of us, General Mills and the FTC) determines that the production lines installed by General Mills in our leased portion of the Toledo plant meet certain product quality, cost and efficiency standards when they are operated under normal conditions. We will lease our portion of the Toledo plant from General Mills under a lease agreement for ten years starting on the date that the conversion is completed. We will have options to renew the lease for up to 25 years after the initial ten year term has expired.

    CO-PACK AGREEMENT. Under a co-pack agreement, General Mills will manufacture and package for us certain products of the businesses that we are acquiring until the conversion of the Toledo plant is completed or, in the case of Robin Hood products, for up to six months after the date that we take over the Robin Hood business. The co-pack agreement generally requires us to purchase all of our requirements for products covered by the agreement from General Mills unless General Mills is unable to fill our orders or we desire to produce the products ourselves.

    TRANSITION SERVICES AGREEMENT. Under a transition services agreement, General Mills will provide various transition services to us for the Pillsbury businesses after we acquire them, including services relating to information systems, accounting, marketing and advertising, raw material procurement and warehousing. General Mills will provide these services to us for varying time periods ranging from 30 days after the closing for certain services to the date that the conversion is completed for others.

    TRADEMARK LICENSE AGREEMENTS. Under a retail trademark license agreement, General Mills will license to us the exclusive right to use certain PILLSBURY trademarks on a royalty-free basis for an initial term of 20 years after the closing on certain Pillsbury dessert and baking mix and flour products in retail channels (other than sales to warehouse club stores, which will be on a non-exclusive basis) in the United States and its territories (excluding Puerto
Rico). We will also have the right to sell products bearing these trademarks to stores of United States-based mass merchandisers and club store customers in Mexico and Canada. This license will be renewable by us after the initial
20 year term for a $1 million annual royalty. We will be entitled to use these trademarks for manufacturing and packaging in Canada as well as in the United States. We will also receive a license for two years to transition out of using the Pillsbury "doughboy" related trademarks on such products in such channels and territories.

    We will enter into a foodservice trademark license agreement with General Mills under which we will have the exclusive right to use certain PILLSBURY trademarks on a royalty-free basis for five years after closing on certain non-custom dry mix products in packages of seven pounds or less in foodservice channels in the United States and its territories (excluding Puerto Rico). We will also have the right to sell products bearing these trademarks to stores of United States-based mass merchandisers and club store customers in Mexico and Canada. We will be entitled to use these trademarks for manufacturing and packaging in Canada as well as in the United States. This license will be non-renewable and we will have one year to transition out of the "doughboy" related trademarks on such products in such channels and territories.

    Under separate "grant back" trademark license agreements, we will license back to General Mills, on a royalty-free basis for a two-year period, the MARTHA WHITE trademark, the HUNGRY JACK trademark and other related trademarks that we are acquiring, in order to permit General Mills to transition out of the use of these trademarks in businesses that it and Pillsbury are retaining. These licenses will be exclusive for certain products, territories and channels and non-exclusive for others. The two year license period will be followed by a three year "quiet period," during which we cannot use the HUNGRY JACK trademark with respect to those products, territories and channels for which General Mills will be granted an exclusive license for the HUNGRY JACK trademark.

    PATENT AND TECHNOLOGY LICENSE AGREEMENTS. Under a retail patent and technology license agreement, General Mills will grant to us a perpetual license to certain patents and know-how that are not being assigned to us, but which are used in the Pillsbury retail business and shared with businesses that Pillsbury and General Mills are retaining. Our license will be exclusive with respect to, but limited to, the products, channels and territories in which we are permitted to use the PILLSBURY trademarks under the retail trademark license agreement. We will be entitled to use these licensed patents and know-how for manufacturing and packaging in Canada as well as in the United States. General Mills will also grant to us a perpetual, worldwide, non-exclusive license to use certain technology and know-how that is used in the Robin Hood business.

    We will also enter into a foodservice patent and technology license agreement that is substantially similar to the retail patent and technology license agreement, except that it will cover products of the Pillsbury foodservice business rather than the Pillsbury retail business.

    Under a separate "grant back" patent and technology license agreement, we will grant a perpetual license to General Mills to use patents and know-how being assigned to us under the asset purchase and sale agreement that General Mills uses in businesses that it is retaining.

OTHER INFORMATION RELATING TO THE BUSINESS OF THE COMPANY

    SOURCES OF SUPPLY AND RAW MATERIALS. Our Multifoods Distribution Group segment purchases products directly from numerous manufacturers, processors and independent suppliers. Several of these sources are large corporations from which we purchase significant quantities of brand name candy and snacks for our vending business and cheese for our foodservice business. Our distribution business is not dependent upon any single supplier and alternative sources of supply are generally available.

    With respect to our North America Foods segment, raw materials generally are available from numerous sources and we believe that we will continue to be able to obtain adequate supplies. In Canada, we minimize risks associated with wheat market price fluctuations by hedging our wheat and flour inventories, open wheat purchase contracts and open flour sales contracts with wheat futures contracts. In the United States, we also enter into futures contracts to reduce the risk of price fluctuations on certain anticipated raw material purchases. See Note 9 to the Consolidated Financial Statements which are incorporated by reference in
Part II, Item 8, hereof.

    TRADEMARKS AND OTHER INTELLECTUAL PROPERTY. We own numerous trademarks, service marks and product formulae which are important to our business. The most significant trademarks and service marks are identified by appearing in all capitalized letters above. Most of our trademarks and service marks are registered.

    SEASONALITY. Our North America Foods segment experiences some seasonality of its business due to increased demand for its products during the fall and holiday baking seasons. As a result, sales volumes of the North America Foods segment are generally higher during our fiscal third quarter. Our Multifoods Distribution Group segment does not experience material seasonal variations in its sales volumes.

    ENVIRONMENTAL REGULATION. Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net earnings or competitive position.

    On January 15, 1998, VIP's Industries, Inc. ("VIP's") filed a third-party complaint against us in the Circuit Court of Linn County, Oregon. The third-party complaint alleges that we, through our former subsidiary Crown Industries, Inc. ("Crown"), caused the environmental contamination of certain real property, and the groundwater beneath the real property, located in Albany, Oregon. At the time of the Company's acquisition of Crown in 1976, Crown owned the subject real property and leased it to an operator of a retail gasoline service station. We sold the subject real property in 1981. We recently settled the claims asserted by VIP's and the original plaintiffs in the lawsuit. However, crossclaims made by Ultramar, Inc., another defendant in the lawsuit, are continuing. Ultramar has alleged that we are strictly liable under Oregon law for costs of removal of contamination and remediation of real property adjacent to the VIP's real property. The Ultramar real property was also owned by Crown at the time of our acquisition of Crown and was sold by us in 1981 at the same time we sold the VIP's real property. Ultramar is seeking damages for the cost of remedial action related to the contamination of its real property and the groundwater beneath the real property. The parties to the lawsuit are in the discovery stage and we intend to vigorously defend this lawsuit. We have also tendered defense of the lawsuit to our primary general liability insurance carrier during the period of time at issue in the lawsuit.

    EMPLOYEES. As of March 3, 2001, we and our subsidiaries had 4,654 employees.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

    This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may from time to time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the closing of the pending acquisition and the timing of the close; actions in the financial markets; regulatory approval related to the pending acquisition; integration problems associated with the pending acquisition; the results of our review of strategic alternatives for our Multifoods Distribution Group; the impact of competitive products and pricing; market or weather conditions that may affect the costs of grain, cheese, other raw materials, fuel and labor; changes in laws and regulations; fluctuations in interest rates; the inability to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in our reports filed with the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

    Our principal executive offices are located in Minnetonka, Minnesota in leased office space. Several of our subsidiaries also own or lease office space. We operate numerous processing and distribution facilities throughout the United States and Canada. We believe that our facilities are suitable and adequate for current production or distribution volumes. The following is a description of our properties as of March 3, 2001.

MULTIFOODS DISTRIBUTION GROUP

    We own 12 and lease 16 distribution centers aggregating approximately
2.8 million square feet for our Multifoods Distribution Group segment. These distribution centers are located in Tempe, Arizona; Anaheim, Fremont, Livermore, Modesto and Ontario, California; Denver, Colorado; Windsor, Connecticut; Kissimmee, Florida; Austell, Georgia; Woodridge, Illinois; Indianapolis, Indiana; Shawnee, Kansas; Louisville, Kentucky; Belleville, Michigan; Maple Grove and Rice, Minnesota; Springfield, Missouri; Parsippany and Swedesboro, New Jersey; Greensboro, North Carolina; Twinsburg, Ohio; Portland, Oregon; Memphis, Tennessee; Dallas(2) and Houston, Texas; and Kent, Washington.

    Our distribution business also operates 11 cash-and-carry distribution locations, which are separate from our other distribution centers.

NORTH AMERICA FOODS

    We own 14 and lease four processing facilities across the United States and Canada, as described in the following table:

LOCATION                                        PRIMARY PRODUCTS                 SIZE       OWNED/LEASED
--------                              -------------------------------------  ------------   ------------
Bonner Springs, Kansas..............  Bakery Mix/Frozen Bakery               100,000 s.f.         Owned
Burlington, Ontario.................  Bakery Mix                              65,000 s.f.         Owned
Burnaby, British Columbia...........  Frozen Bakery                           15,000 s.f.        Leased
Burnaby, British Columbia...........  Frozen Bakery                           32,800 s.f.        Leased
Delhi Township, Ontario.............  Pickle Tank Farm                           15 acres         Owned
Dunnville, Ontario..................  Pickles and Relish Condiments           98,300 s.f.         Owned
Elyria, Ohio........................  Bakery Mix                              56,400 s.f.         Owned
La Mirada, California...............  Bakery Mix                             100,860 s.f.        Leased
Lockport, New York..................  Bakery Mix                              89,300 s.f.         Owned
Malden, Massachusetts...............  Bakery Fillings                         12,000 s.f.        Leased
Montreal, Quebec....................  Flour Mill                             203,000 s.f.         Owned
Montreal, Quebec....................  Bakery Mix                              48,500 s.f.         Owned
Pt. Colborne, Ontario...............  Flour Mill                             330,000 s.f.         Owned
Saskatoon, Saskatchewan.............  Flour & Oat Mill/ Bakery Mix           230,000 s.f.         Owned
Scarborough, Ontario................  Pickles and Relish Condiments          166,300 s.f.         Owned
Sedalia, Missouri...................  Frozen Bakery                           48,500 s.f.         Owned
Simcoe, Ontario.....................  Frozen Bakery                           65,000 s.f.         Owned
Winnipeg, Manitoba..................  Frozen Bakery                           72,000 s.f.         Owned

    Our North America Foods segment also operates two research and development laboratories.

ITEM 3. LEGAL PROCEEDINGS.

    Neither the Company nor any of its subsidiaries is a party to any legal proceeding that is material to the business or financial condition of the Company. See the information under the heading "Other Information Relating to the Business of the Company--Environmental Regulation" in Item 1 above for a description of environmental matters in which the Company is involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended March 3, 2001.

EXECUTIVE OFFICERS OF THE COMPANY.

    The information contained in Item 10 in Part III hereof under the heading "Executive Officers of the Company" is incorporated by reference in Part I of this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our Common Stock is listed on the New York Stock Exchange. The high and low sales prices for our Common Stock as reported in the consolidated transaction reporting system and the amount of the cash dividends paid on our Common Stock for each quarterly period within the two most recent fiscal years, shown in
Note 18 to our Consolidated Financial Statements on pages 45 and 46 of the 2001 Annual Report to Stockholders, are incorporated herein by reference.

    As of May 10, 2001, there were 4,142 holders of record of our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

    The information for fiscal years 1997 through 2001 in the "Five-Year Comparative Summary" on page 21 of the 2001 Annual Report to Stockholders under the headings "Consolidated Summary of Operations," "Year-End Financial Position" and "Dividends Paid" is incorporated herein by reference. The information contained in Note 3 ("Business Acquired"), Note 4 ("Discontinued Operations") and Note 6 ("Unusual Items") to the Company's Consolidated Financial Statements on pages 35 through 37 of the 2001 Annual Report to Stockholders is also incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information under the heading "Management's Discussion and Analysis" on pages 22 through 28 of the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The section under the heading "Management's Discussion and Analysis" entitled "Market Risk Management" on page 28 of the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Independent Auditors' Report, the Company's Consolidated Financial Statements as of March 3, 2001 and February 29, 2000, and for each of the fiscal years in the three-year period ended March 3, 2001, and the Notes to the Company's Consolidated Financial Statements on pages 29 through 46 of the 2001 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The section under the heading "Election of Directors" on pages 5 through 10 and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22 of the Proxy Statement of International Multifoods Corporation dated May 29, 2001 ("2001 Proxy Statement") are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

    The following sets forth the name, age and business experience for at least the past five years of each of our executive officers as of May 10, 2001. Unless otherwise noted, the positions described are positions with Multifoods or its subsidiaries.

NAME                               AGE                POSITIONS HELD                        PERIOD
----                             --------   ----------------------------------  -------------------------------
Gary E. Costley................     57      Chairman of the Board, President    January 1997 to present
                                              And Chief Executive Officer

                                            Dean of the Babcock Graduate        1995 to 1996
                                              School of Management at Wake
                                              Forest University

                                            Executive Vice President of         1992 to 1994
                                              Kellogg Company and President,
                                              Kellogg North America (cereal
                                              manufacturer)

Frank W. Bonvino...............     59      Vice President, General Counsel     1992 to present
                                            And Secretary

John E. Byom...................     47      Vice President--Finance and Chief   March 2000 to present
                                              Financial Officer

                                            President, U.S. Foods               1999 to 2000

                                            Vice President--Finance, North      1995 to 1999
                                              America Foods

Ralph P. Hargrow...............     49      Vice President, Human Resources     June 2000 to present
                                              and Administration

                                            Vice President, Human Resources     1999 to 2000

                                            Senior Vice President--Human        1994 to 1998
                                              Resources & Administration of
                                              Rollerblade, Inc. (in-line skate
                                              manufacturer)

Dennis R. Johnson..............     49      Vice President and Controller, and  June 2000 to present
                                              Vice President--Finance and
                                              Chief Financial Officer,
                                              Multifoods Distribution Group

                                            Vice President and Controller       1995 to 2000

Gregory J. Keup................     42      Vice President and Treasurer        March 2000 to present

                                            Assistant Treasurer                 1996 to 2000

                                            Director--Treasury Operations       1991 to 1996

NAME                               AGE                POSITIONS HELD                        PERIOD
----                             --------   ----------------------------------  -------------------------------
Jill W. Schmidt................     42      Vice President, Communications and  March 2000 to present
                                              Investor Relations

                                            Vice President, Communications      1997 to 2000

                                            Vice President of Tunheim           1995 to 1997
                                              Santrizos Co. (public relations
                                              consultant)

Donald H. Twiner...............     60      Vice President and President,       June 1999 to present
                                              Robin Hood Multifoods Inc.

                                            President, Robin Hood Multifoods    1997 to 1999
                                              Inc.

                                            President--Consumer Foods Division  1989 to 1997
                                              of Robin Hood Multifoods Inc.

Robert S. Wright...............     54      Senior Vice President and           August 2000 to present
                                              President, U.S. Foodservice
                                              Operations and Multifoods
                                              Distribution Group

                                            Senior Vice President and           1999 to 2000
                                              President, U.S. Foodservice
                                              Operations

                                            Vice President and President,       1995 to 1999
                                              North America Foods

    The executive officers of Multifoods are elected annually by the Board of Directors with the exception of the Presidents of our business units, who hold appointed offices.

ITEM 11. EXECUTIVE COMPENSATION.

    The section under the heading "Election of Directors" entitled "Compensation of Directors" on pages 9 and 10 and the section entitled "Executive Compensation" on pages 14 through 20 of the 2001 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 3 through 5 of the 2001 Proxy Statement is incorporated herein by reference.

    For purposes of computing the market value of our Common Stock held by non-affiliates of Multifoods on the cover page of this Report, all executive officers and directors of Multifoods are considered to be affiliates of Multifoods. This does not represent an admission by us or any such person as to the affiliate status of such person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents Filed as a Part of this Report

1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon, included in the 2001 Annual Report to Stockholders, are incorporated by reference in Part II, Item 8, hereof:

Independent Auditors' Report
Consolidated Statements of Operations--Years ended March 3,
  2001, February 29, 2000 and February 28, 1999
Consolidated Balance Sheets--March 3, 2001 and February 29,
  2000
Consolidated Statements of Cash Flows--Years ended March 3,
  2001, February 29, 2000 and February 28, 1999
Consolidated Statements of Shareholders' Equity--Years ended
  March 3, 2001, February 29, 2000 and February 28, 1999
Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

    The consolidated financial statement schedule of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon required to be filed as part of this Report are listed below and are included at the end of this Report.

       Independent Auditors' Report
       Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.  EXHIBITS

         2.1            Asset Purchase and Sale Agreement by and among General
                        Mills, Inc., The Pillsbury Company (together, the Sellers) and International Multifoods Corporation (the Buyer) dated as of February 4, 2001.

                        The Company hereby agrees to furnish to the Securities and
                        Exchange Commission upon request copies of all Exhibits and
                        Schedules to the Asset Purchase and Sale Agreement.

         2.2            First Amendment to Asset Purchase and Sale Agreement by and
                        among General Mills, Inc., The Pillsbury Company (together, the Sellers) and International Multifoods Corporation (the
                        Buyer) dated as of April 26, 2001.

         3.1            Restated Certificate of Incorporation of International
                        Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended February 28,
                        1993).

         3.2            Bylaws of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000).

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

         4.5            Credit Agreement dated as of October 24, 2000 among
                        International Multifoods Corporation, various financial
                        institutions, SunTrust Bank, as Syndication Agent, U.S. Bank
                        National Association, as Documentation Agent, and Bank of
                        America, N.A., as Administrative Agent and Letter of Credit
                        Issuing Lender (incorporated herein by reference to
                        Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended November 25, 2000).

         4.6            Amended and Restated Credit Agreement dated as of
                        November 17, 2000 among Robin Hood Multifoods Inc., various financial institutions and Canadian Imperial Bank of
                        Commerce, as Agent (incorporated herein by reference to
                        Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended November 25, 2000).

         4.7            Certificate of Designations of Series A Junior Participating
                        Preferred Capital Stock of International Multifoods
                        Corporation.

                        The Company hereby agrees to furnish to the Securities and
                        Exchange Commission upon request copies of all other
                        instruments defining the rights of holders of long-term debt of International Multifoods Corporation and its consolidated subsidiaries.

        10.1            Share Rights Agreement, dated as of September 15, 2000,
                        between International Multifoods Corporation and Wells Fargo
                        Bank Minnesota, N.A., as Rights Agent (incorporated herein by reference to Exhibit 1 to the Company's Registration
                        Statement on Form 8-A dated September 22, 2000).

        10.2            1997 Stock-Based Incentive Plan of International Multifoods
                        Corporation, as amended (incorporated herein by reference to
                        Exhibit 10.2 to the Company's Annual Report on Form 10-K for
                        the fiscal year ended February 28, 1997 and Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

        10.3            Second Amendment to the 1997 Stock-Based Incentive Plan of
                        International Multifoods Corporation.*

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

        10.12           Employment Agreement, dated as of November 1, 1996, between
                        International Multifoods Corporation and Gary E. Costley, as
                        amended (incorporated herein by reference to Exhibit 10.1
                        to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended November 30, 1996 and Exhibit 10.16 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended February 28, 1998).*

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

        10.16 Memorandum of understanding, dated September 20, 1996, between Frank W. Bonvino and International Multifoods
                        Corporation regarding supplemental retirement benefits
                        (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).*

        10.17           Amendment to Supplemental Retirement Agreement, dated
                        March 23, 2000, between Frank W. Bonvino and International
                        Multifoods Corporation (incorporated herein by reference to
                        Exhibit 10.22 to the Company's Annual Report on Form 10-K
                        for the fiscal year ended February 29, 2000).*

        10.18           Form of Indemnity Agreement between International Multifoods
                        Corporation and each of the Company's executive officers
                        (incorporated herein by reference to Exhibit 10.19 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended February 28, 1993).*

        10.19           Fee Deferral Plan for Non-Employee Directors of
                        International Multifoods Corporation, Amended and Restated
                        as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.7 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended
                        November 30, 1993 and Exhibit 10.26 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended February 28,
                        1997).*

        10.20           Deferred Income Capital Accumulation Plan for Directors of
                        International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on
                        Form 10-Q for the quarter ended November 30, 1993).*

        10.21           Form of Indemnity Agreement between International Multifoods
                        Corporation and each non-employee director of the Company
                        (incorporated herein by reference to Exhibit 10.21 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended February 28, 1993).*

        10.22           Stock Purchase Agreement, dated as of August 6, 1999, by and between International Multifoods Corporation and Gruma S.A.
                        de C.V., including Note Purchase Agreement attached as
                        Exhibit A thereto (incorporated herein by reference to
                        Exhibit 2.1 to the Company's Current Report on Form 8-K
                        dated August 18, 1999).

        11              Computation of Earnings (Loss) Per Common Share.

        12              Computation of Ratio of Earnings to Fixed Charges.

        13 2001 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

        21              List of significant subsidiaries of the Company.

        23              Consent of KPMG LLP.

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended March 3, 2001.

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

                                                       INTERNATIONAL MULTIFOODS CORPORATION

Dated: May 29, 2001                                    By              /s/ GARY E. COSTLEY
                                                            -----------------------------------------
                                                                      Gary E. Costley, Ph.D.
                                                               CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                       Chairman of the Board, President
                 /s/ GARY E. COSTLEY                     and Chief Executive Officer
     -------------------------------------------         (Principal Executive Officer)   May 29, 2001
               Gary E. Costley, Ph.D.                    and Director

                  /s/ JOHN E. BYOM                     Vice President--Finance, and
     -------------------------------------------         Chief Financial Officer         May 29, 2001
                    John E. Byom                         (Principal Financial Officer)

                /s/ DENNIS R. JOHNSON
     -------------------------------------------       Vice President and Controller     May 29, 2001
                  Dennis R. Johnson                      (Principal Accounting Officer)

                /s/ CLAIRE L. ARNOLD
     -------------------------------------------       Director                          May 29, 2001
                  Claire L. Arnold

                 /s/ ROBERT M. PRICE
     -------------------------------------------       Director                          May 29, 2001
                   Robert M. Price

               /s/ NICHOLAS L. REDING
     -------------------------------------------       Director                          May 29, 2001
                 Nicholas L. Reding

                  /s/ JACK D. REHM
     -------------------------------------------       Director                          May 29, 2001
                    Jack D. Rehm

                  /s/ LOIS D. RICE
     -------------------------------------------       Director                          May 29, 2001
                    Lois D. Rice

               /s/ RICHARD K. SMUCKER
     -------------------------------------------       Director                          May 29, 2001
                 Richard K. Smucker

                /s/ DOLPH W. VON ARX
     -------------------------------------------       Director                          May 29, 2001
                  Dolph W. von Arx

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
International Multifoods Corporation:

    Under date of March 27, 2001, we reported on the consolidated balance sheets of International Multifoods Corporation and subsidiaries as of March 3, 2001 and February 29, 2000, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended March 3, 2001, as contained in the 2001 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended
March 3, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Minneapolis, Minnesota
March 27, 2001

                                                                     SCHEDULE II

             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED MARCH 3, 2001
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                                                  ------------
                                                     BALANCE AT   NET CHARGES                      BALANCE
                                                     BEGINNING    TO COSTS AND   (ADDITIONS)/       AT END
DESCRIPTION                                           OF YEAR       EXPENSES      DEDUCTIONS       OF YEAR
-----------                                          ----------   ------------   ------------      --------
Allowance deducted from assets for doubtful
  receivables:

Year ended March 3, 2001...........................    $4,938         $2,345        $3,072 (a)      $4,211
                                                       ======         ======        ======          ======
Year ended February 29, 2000.......................    $3,034         $1,847        $  (57)(a)      $4,938
                                                       ======         ======        ======          ======
Year ended February 28, 1999.......................    $4,317         $  713        $1,996 (a)      $3,034
                                                       ======         ======        ======          ======

------------------------

Note:  (a)  (Additions)/Deductions include accounts charged off, net of recoveries, and foreign currency translation adjustments which arise from changes in current rates of exchange.

                               INDEX TO EXHIBITS
                        TO ANNUAL REPORT ON FORM 10-K OF
                      INTERNATIONAL MULTIFOODS CORPORATION
                    FOR THE FISCAL YEAR ENDED MARCH 3, 2001

         2.1            Asset Purchase and Sale Agreement by and among General
                        Mills, Inc., The Pillsbury Company (together, the Sellers) and International Multifoods Corporation (the Buyer) dated as of February 4, 2001.

                        The Company hereby agrees to furnish to the Securities and
                        Exchange Commission upon request copies of all Exhibits and
                        Schedules to the Asset Purchase and Sale Agreement.

         2.2            First Amendment to Asset Purchase and Sale Agreement by and
                        among General Mills, Inc., The Pillsbury Company (together, the Sellers) and International Multifoods Corporation (the
                        Buyer) dated as of April 26, 2001.

         3.1            Restated Certificate of Incorporation of International
                        Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended February 28,
                        1993).

         3.2            Bylaws of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000).

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

         4.5            Credit Agreement dated as of October 24, 2000 among
                        International Multifoods Corporation, various financial
                        institutions, SunTrust Bank, as Syndication Agent, U.S. Bank
                        National Association, as Documentation Agent, and Bank of
                        America, N.A., as Administrative Agent and Letter of Credit
                        Issuing Lender (incorporated herein by reference to
                        Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended November 25, 2000).

         4.6            Amended and Restated Credit Agreement dated as of
                        November 17, 2000 among Robin Hood Multifoods Inc., various financial institutions and Canadian Imperial Bank of
                        Commerce, as Agent (incorporated herein by reference to
                        Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended November 25, 2000).

         4.7            Certificate of Designations of Series A Junior Participating
                        Preferred Capital Stock of International Multifoods
                        Corporation.

                        The Company hereby agrees to furnish to the Securities and
                        Exchange Commission upon request copies of all other
                        instruments defining the rights of holders of long-term debt of International Multifoods Corporation and its consolidated subsidiaries.

        10.1            Share Rights Agreement, dated as of September 15, 2000,
                        between International Multifoods Corporation and Wells Fargo
                        Bank Minnesota, N.A., as Rights Agent (incorporated herein by reference to Exhibit 1 to the Company's Registration
                        Statement on Form 8-A dated September 22, 2000).

        10.2            1997 Stock-Based Incentive Plan of International Multifoods
                        Corporation, as amended (incorporated herein by reference to
                        Exhibit 10.2 to the Company's Annual Report on Form 10-K for
                        the fiscal year ended February 28, 1997 and Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*

        10.3            Second Amendment to the 1997 Stock-Based Incentive Plan of
                        International Multifoods Corporation.*

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

        10.12           Employment Agreement, dated as of November 1, 1996, between
                        International Multifoods Corporation and Gary E. Costley, as
                        amended (incorporated herein by reference to Exhibit 10.1
                        to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended November 30, 1996 and Exhibit 10.16 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended February 28, 1998).*

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

        10.16 Memorandum of understanding, dated September 20, 1996, between Frank W. Bonvino and International Multifoods
                        Corporation regarding supplemental retirement benefits
                        (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).*

        10.17           Amendment to Supplemental Retirement Agreement, dated
                        March 23, 2000, between Frank W. Bonvino and International
                        Multifoods Corporation (incorporated herein by reference to
                        Exhibit 10.22 to the Company's Annual Report on Form 10-K
                        for the fiscal year ended February 29, 2000).*

        10.18           Form of Indemnity Agreement between International Multifoods
                        Corporation and each of the Company's executive officers
                        (incorporated herein by reference to Exhibit 10.19 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended February 28, 1993).*

        10.19           Fee Deferral Plan for Non-Employee Directors of
                        International Multifoods Corporation, Amended and Restated
                        as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.7 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended
                        November 30, 1993 and Exhibit 10.26 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended February 28,
                        1997).*

        10.20           Deferred Income Capital Accumulation Plan for Directors of
                        International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on
                        Form 10-Q for the quarter ended November 30, 1993).*

        10.21           Form of Indemnity Agreement between International Multifoods
                        Corporation and each non-employee director of the Company
                        (incorporated herein by reference to Exhibit 10.21 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended February 28, 1993).*

        10.22           Stock Purchase Agreement, dated as of August 6, 1999, by and between International Multifoods Corporation and Gruma S.A.
                        de C.V., including Note Purchase Agreement attached as
                        Exhibit A thereto (incorporated herein by reference to
                        Exhibit 2.1 to the Company's Current Report on Form 8-K
                        dated August 18, 1999).

        11              Computation of Earnings (Loss) Per Common Share.

        12              Computation of Ratio of Earnings to Fixed Charges.

        13 2001 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

        21              List of significant subsidiaries of the Company.

        23              Consent of KPMG LLP.

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.