Form 10-Q
period 2001-06-02
INTERNATIONAL MULTIFOODS CORP
filed 2001-07-13
CIK 51410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 2, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                             Commission File Number
                                     1-6699

                      INTERNATIONAL MULTIFOODS CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    41-0871880
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


 110 CHESHIRE LANE, SUITE 300, MINNETONKA, MINNESOTA          55305-1060
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

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of June 30, 2001 was 18,804,132.

                     PART I. FINANCIAL INFORMATION

       INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

          Consolidated Condensed Statements of Earnings
                           (unaudited)
             (in thousands, except per share amounts)

                                               THREE MONTHS ENDED
                                            ---------------------
                                               June 2,     May 27,
                                                 2001        2000
-----------------------------------------------------------------
Net sales                                   $ 666,092   $ 610,260
Cost of materials and production             (574,425)   (522,084)
Delivery and distribution                     (49,452)    (43,506)
-----------------------------------------------------------------
Gross profit                                   42,215      44,670
Selling, general and administrative           (35,122)    (33,512)
-----------------------------------------------------------------
Operating earnings                              7,093      11,158
Interest, net                                  (3,577)     (3,215)
Other income (expense), net                      (151)       (282)
-----------------------------------------------------------------
Earnings before income taxes                    3,365       7,661
Income taxes                                   (1,279)     (2,911)
-----------------------------------------------------------------
Net earnings                                $   2,086   $   4,750
=================================================================

Earnings per share:
   Basic                                    $     .11   $     .25
   Diluted                                        .11         .25
-----------------------------------------------------------------

Average shares of common stock outstanding:
   Basic                                       18,762      18,736
   Diluted                                     18,972      18,759
-----------------------------------------------------------------

Dividends per share of common stock         $       -   $     .20
-----------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

            INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Balance Sheets
                              (in thousands)

                                                               CONDENSED
                                                            FROM AUDITED
                                                               FINANCIAL
                                             (UNAUDITED)      STATEMENTS
                                                 JUNE 2,         MARCH 3,
                                                   2001             2001
------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                    $  9,769         $ 10,247
  Trade accounts receivable, net                127,869          131,780
  Inventories                                   187,605          185,207
  Other current assets                           54,464           51,083
------------------------------------------------------------------------
    Total current assets                        379,707          378,317
Property, plant and equipment, net              209,130          206,160
Goodwill, net                                    81,323           81,919
Other assets                                    102,795           98,229
------------------------------------------------------------------------
Total assets                                   $772,955         $764,625
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                $ 85,723         $ 39,542
  Current portion of long-term debt                   -            1,000
  Accounts payable                              178,989          216,050
  Other current liabilities                      37,998           42,288
------------------------------------------------------------------------
    Total current liabilities                   302,710          298,880
Long-term debt                                  145,724          145,420
Employee benefits and other liabilities          65,044           64,343
------------------------------------------------------------------------
    Total liabilities                           513,478          508,643
------------------------------------------------------------------------

Shareholders' equity:
  Common stock                                    2,184            2,184
  Accumulated other comprehensive loss          (17,178)         (17,670)
  Other shareholders' equity                    274,471          271,468
------------------------------------------------------------------------
    Total shareholders' equity                  259,477          255,982
------------------------------------------------------------------------

Commitments and contingencies
------------------------------------------------------------------------

Total liabilities and shareholders' equity     $772,955         $764,625
========================================================================

See accompanying notes to consolidated condensed financial statements.

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                      THREE MONTHS ENDED
                                                     --------------------
                                                       June 2,     May 27,
                                                         2001        2000
-------------------------------------------------------------------------
Cash flows from operations:
  Net earnings                                       $  2,086    $  4,750
  Adjustments to reconcile net earnings
    to cash used for operations:
      Depreciation and amortization                     6,420       6,067
      Deferred income tax expense                         458         792
      Increase in prepaid pension asset                (3,584)     (3,576)
      Provision for losses on receivables                 502         455
      Changes in working capital:
         Accounts receivable                            3,442         729
         Inventories                                   (1,984)      6,058
         Other current assets                          (3,154)     (2,598)
         Accounts payable                             (37,253)    (10,553)
         Other current liabilities                     (4,347)     (5,909)
      Other, net                                       (1,142)       (616)
-------------------------------------------------------------------------
         Cash used for continuing operations          (38,556)     (4,401)
         Cash used for discontinued operations              -         (41)
-------------------------------------------------------------------------
         Cash used for operations                     (38,556)     (4,442)
-------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                 (7,732)     (8,739)
  Proceeds from property disposals                         22         111
-------------------------------------------------------------------------
         Cash used for investing activities            (7,710)     (8,628)
-------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in notes payable                        45,919      18,526
  Net decrease in long-term debt                       (1,000)     (5,000)
  Dividends paid                                            -      (3,739)
  Proceeds from issuance of common stock                  877           -
  Other, net                                               (3)        (17)
-------------------------------------------------------------------------
         Cash provided by financing activities         45,793       9,770
-------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                     (5)         (5)
-------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (478)     (3,305)
Cash and cash equivalents at beginning of period       10,247      11,224
-------------------------------------------------------------------------
Cash and cash equivalents at end of period           $  9,769    $  7,919
=========================================================================

See accompanying notes to consolidated condensed financial statements.

             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of June 2, 2001, and the results of its operations and cash flows for the three months ended June 2, 2001 and May 27, 2000. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 3, 2001. The results of operations for the three months ended June 2, 2001, are not necessarily indicative of the results to be expected for the full year.


(2) ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 (SFAS 133), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities", as amended, effective March 4, 2001. SFAS 133 requires that companies record derivative instruments on the consolidated balance sheet at their fair value. Changes in fair value will be recorded each period in earnings or other comprehensive income (OCI), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in OCI will be reclassified as earnings in the period in which earnings are affected by the hedged item.

The impact of this change resulted in a pre-tax charge of approximately $1 million to OCI and an increase to liabilities of approximately $1 million. The balance in OCI will be reclassified to earnings over the life of the derivative instruments, which primarily have maturity terms of one year or less.

The Company is exposed to market risks resulting from changes in foreign currency exchange rates, interest rates and commodity prices. Changes in these factors could adversely affect the Company's results of operations and financial position. To minimize these risks, the Company utilizes derivative financial instruments, such as currency forward contracts, interest rate swaps and commodity futures contracts. The Company uses derivative financial instruments as risk management tools and not for speculative or trading purposes. For derivative instruments that are accounted for as hedges pursuant to SFAS 133, the Company formally documents the hedge at inception. The formal documentation includes identification of the hedging instrument, the hedged item, nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed.

Foreign currency forward contracts
The Company's Canadian operations use foreign currency forward contracts to minimize the exposure to foreign currency fluctuations as a result of U.S. dollar-denominated sales. These contracts are accounted for as foreign currency cash flow hedges of forecasted transactions. To qualify for hedge accounting treatment, these transactions are specifically identified in terms of the customers and the period and the likelihood in which the sales and subsequent collections are expected to occur. The time value component of the foreign currency forward contracts is deemed ineffective, and is recorded in earnings. The unrealized gain (loss) due to the movements in the spot exchange rates, which represents the effective portion of the hedge, is initially recorded as a component of accumulated OCI until the underlying hedged transaction occurs. For the three months ended June 2, 2001, approximately $0.4 million of pre-tax loss was reclassified from OCI to earnings.

Interest rate swap
The Company has an interest rate swap agreement to manage its exposure to changes in interest rates on a portion of its variable-rate debt. The swap agreement qualifies for cash flow hedge accounting. Approximately $0.1 million was reclassified into interest expense during the three months ended June 2, 2001. There was no ineffectiveness related to the hedge.

Other derivative instruments that are not designated as hedges
The Company utilizes commodity futures contracts, primarily wheat futures contracts, to reduce the risks associated with price fluctuations on the wheat inventories and other major bakery ingredients, such as flour and soybean oil. The futures contracts are not designated as hedges under SFAS 133. The future contracts are marked-to-market each month and the gains and losses are recognized in earnings. On an ongoing basis, the Company also enters into foreign currency forward contracts that are not designated as hedges. Changes in the fair value are recognized in earnings.

EITF NO. 00-25,"VENDOR INCOME STATEMENT CHARACTERIZATION OF CONSIDERATION TO A PURCHASER OF THE VENDOR'S PRODUCTS OR SERVICES."

In April 2001, the Emerging Issue Task Force (EITF) issued a consensus on EITF No. 00-25,"Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements, and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The consensus is effective for the Company in the first quarter of fiscal 2003. The Company is currently assessing the impact of adopting EITF No. 00-25.

(3) COMPREHENSIVE INCOME - The components of total comprehensive income were as follows:

                                     THREE MONTHS ENDED
                                     ------------------
                                      June 2,    May 27,
(in thousands)                          2001       2000
-------------------------------------------------------
Net earnings                          $2,086    $ 4,750
Foreign currency translation
  adjustment                             745     (3,785)
Derivative hedge accounting
  adjustment                            (253)         -
-------------------------------------------------------
Comprehensive income                  $2,578    $   965
=======================================================


(4) UNUSUAL ITEMS - The liability balance as of June 2, 2001, which primarily related to the Company's condiments facility consolidation project, was approximately $1.6 million. The difference from the March 3, 2001 balance of $1.9 million was primarily due to cash payments for employee termination benefits.


(5) INTEREST, NET

                                    THREE MONTHS ENDED
                                    ------------------
                                    June 2,     May 27,
(in thousands)                        2001        2000
------------------------------------------------------
Interest expense                    $4,159      $4,207
Capitalized interest                  (154)       (231)
Non-operating interest income         (428)       (761)
------------------------------------------------------
Interest, net                       $3,577      $3,215
======================================================

Cash payments for interest, net of amounts capitalized, were $4.6 million and $5.3 million for the three months ended June 2, 2001 and May 27, 2000, respectively.


(6) INCOME TAXES - Cash payments for income taxes were $3.3 million and $1.9 million for the three months ended June 2, 2001 and May 27, 2000, respectively.


(7) SUPPLEMENTAL BALANCE SHEET INFORMATION
                                                     June 2,        March 3,
(in thousands)                                         2001            2001
---------------------------------------------------------------------------
Trade accounts receivable, net:
  Trade                                           $ 131,027       $ 135,991
  Allowance for doubtful accounts                    (3,158)         (4,211)
---------------------------------------------------------------------------
Total trade accounts receivable, net              $ 127,869       $ 131,780
===========================================================================

Inventories:
  Raw materials, excluding grain                  $  12,813       $  12,667
  Grain                                               6,550           3,784
  Finished and in-process goods                     163,467         164,600
  Packages and supplies                               4,775           4,156
---------------------------------------------------------------------------
Total inventories                                 $ 187,605       $ 185,207
===========================================================================

Property, plant and equipment, net:
  Land                                            $  13,095       $  13,079
  Buildings and improvements                        107,580         106,470
  Machinery and equipment                           235,730         234,203
  Improvements in progress                           19,871          14,756
---------------------------------------------------------------------------
                                                    376,276         368,508
  Accumulated depreciation                         (167,146)       (162,348)
---------------------------------------------------------------------------
Total property, plant and equipment, net          $ 209,130       $ 206,160
===========================================================================

Accumulated other comprehensive loss:
  Foreign currency translation adjustment         $ (14,634)      $ (15,379)
  Minimum pension liability adjustment               (2,291)         (2,291)
  Derivative hedge accounting adjustment               (253)              -
----------------------------------------------------------------------------
Total accumulated other comprehensive loss        $ (17,178)      $ (17,670)
===========================================================================


(8) SEGMENT INFORMATION

                                       Net        Operating      Operating
(in millions)                         Sales         Costs         Earnings
--------------------------------------------------------------------------
Three Months Ended June 2, 2001
  Multifoods Distribution Group      $551.9         $(547.6)         $ 4.3
  North America Foods                 114.2          (108.7)           5.5
  Corporate Expenses                      -            (2.7)          (2.7)
--------------------------------------------------------------------------
Total                                $666.1         $(659.0)         $ 7.1
==========================================================================
Three Months Ended May 27, 2000
  Multifoods Distribution Group      $495.9         $(490.7)         $ 5.2
  North America Foods                 114.4          (106.9)           7.5
  Corporate Expenses                      -            (1.5)          (1.5)
--------------------------------------------------------------------------
Total                                $610.3         $(599.1)         $11.2
==========================================================================

(9) CONTINGENCIES - In fiscal 1998, the Company was notified that approximately $6 million in Company-owned inventory was stolen from a ship in the port of St. Petersburg, Russia. The ship had been chartered by a major customer of the Company's former food-exporting business. The Company believes, based on the facts known to date, that the loss is covered by insurance. However, following submission of a claim for indemnity, the insurance carrier denied the Company's claim for coverage and the Company commenced a lawsuit seeking to obtain coverage under the insurance carrier's policy. If the loss from the theft of product is not covered by insurance, the Company would recognize a material charge to its results of operations.

             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Results of
                      Operations and Financial Condition


RESULTS OF OPERATIONS

OVERVIEW

Net earnings in the first quarter ended June 2, 2001, were $2.1 million, or 11 cents per share, compared with $4.8 million, or 25 cents per share, a year ago. The decline in net earnings was partially driven by start-up costs and inefficiencies associated with several large new customer accounts in our distribution and manufacturing businesses. In addition, our earnings were impacted by costs related to our pending acquisition of assets from Pillsbury and General Mills, strategic planning studies and the consolidation of two condiments processing facilities in Canada.


Segment Results

Multifoods Distribution Group: Net sales increased 11% to $551.9 million, compared with $495.9 million a year ago. Overall sales volumes increased approximately 9% for the quarter. We achieved substantial growth in the sandwich shop and pizza restaurant customer segments due to the addition of several large new accounts and increased demand with existing accounts. We also had increased sales to independent vending operators.

Operating earnings declined 17% to $4.3 million, compared with $5.2 million a year ago. Operating earnings were impacted by start-up costs and inefficiencies associated with the significant new business accounts. These costs included temporary warehouse help and special freight, which were incurred in order to ensure successful account transitions and high service levels. Our earnings were also negatively impacted in the quarter by increased wage rates, as we had to raise pay in certain job categories and in certain regions last year because of the tight labor market. In vending distribution, we experienced competitive pricing pressures and lower industry demand in certain regions of the United States due to the weakening economy.

North America Foods: Net sales were $114.2 million, compared with $114.4 million a year ago. Excluding the impact of unfavorable currency translation, net sales increased 3%. In Canada, sales volumes increased in consumer condiments, consumer ethnic grains, commercial flour and commercial bakery mixes. In the United States, sales benefited from a large new account for our ready-to-bake products that commenced late in the fourth quarter last year. Sales, however, were impacted by the loss of a large baking mix customer in the United States that was purchased by a competitor last year and by a decline in consumer flour and bakery mix sales in Canada.

Operating earnings declined 27% to $5.5 million, compared with $7.5 million a year ago. Operating earnings were affected by start-up costs and inefficiencies associated with the large new account in the United States, expansion of manufacturing capacity to support future growth and costs for our condiments facility consolidation project. We made capital investments in production lines in order to produce new product platforms, including ready-to-bake and thaw-and-serve products. These new production lines increased our manufacturing cost structure but provide us with capacity for future growth.

Corporate: Corporate expenses were $2.7 million, compared with $1.5 million last year. The increase was primarily the result of costs related to our pending acquisition of assets from Pillsbury and General Mills and strategic planning studies.


Non-operating Expense and Income

Net interest expense increased to $3.6 million, compared with $3.2 million last year. Interest expense was impacted by higher debt levels, but benefited from lower interest rates.


FINANCIAL CONDITION

The debt-to-total capitalization ratio increased to 47% at June 2, 2001, compared with 42% at March 3, 2001. The increase was primarily the result of increased working capital levels and capital expenditures. Working capital levels were affected by the timing of payments to suppliers and by the impact of several large new customer accounts.

In May 2001, Standard and Poor's lowered our corporate credit rating and the rating on our existing medium-term note program to "BB" and "BB+", respectively, as a result of the increased debt leverage we will incur from our pending acquisition of assets from Pillsbury and General Mills. In addition, Standard and Poor's assigned a "BB+" bank loan rating to our proposed $450 million senior secured bank facility and a "B+" rating to our proposed $200 million senior unsecured notes. Also in May 2001, Moody's Investors Service (Moody's) assigned a "(P)Ba2" rating and a "(P)B1" rating to the proposed $450 million senior secured bank facility and the proposed $200 million senior unsecured notes, respectively. In addition, the "Prime-3" rating on our short-term debt obligations as well as the "Baa3" unsecured ratings on our medium-term notes are under review by Moody's for possible downgrade.


CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may from time-to-time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the closing of the pending acquisition and the timing of the close; actions in the financial markets; regulatory approval related to the pending acquisition; integration problems associated with the pending acquisition; the results of our review of strategic alternatives for our Multifoods Distribution Group; the impact of competitive products and pricing; market or weather conditions that may affect the costs of grain, cheese, other raw materials, fuel and labor; changes in laws and regulations; fluctuations in interest rates; the inability to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in our reports filed with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11.      Computation of Earnings per Common Share.

                  12.      Computation of Ratio of Earnings to Fixed Charges.


         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 2, 2001

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERNATIONAL MULTIFOODS CORPORATION


Date:   July 11, 2001         By   /s/ John E. Byom
                                   ---------------------------------------------
                                    John E. Byom
                                    Vice President, Finance, and
                                      Chief Financial Officer
                                    (PRINCIPAL FINANCIAL OFFICER
                                     AND DULY AUTHORIZED OFFICER)

                                  EXHIBIT INDEX



11.      Computation of Earnings per Common Share.

12.      Computation of Ratio of Earnings to Fixed Charges.