Form 10-Q
period 2001-09-01
INTERNATIONAL MULTIFOODS CORP
filed 2001-10-15
CIK 51410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 1, 2001

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

         The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of October 5, 2001 was 18,844,303.

                          PART I. FINANCIAL INFORMATION

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                    (in thousands, except per share amounts)



                              THREE MONTHS ENDED          SIX MONTHS ENDED
                             ---------------------   --------------------------
                               Sept. 1,    Aug. 26,      Sept. 1,      Aug. 26,
                                  2001        2000          2001          2000
-------------------------------------------------------------------------------
Net sales                    $ 684,889   $ 585,350   $ 1,350,981   $ 1,195,610
Cost of materials and
   production                 (590,418)   (496,802)   (1,164,843)   (1,018,886)
Delivery and distribution      (50,906)    (43,524)     (100,358)      (87,030)
-------------------------------------------------------------------------------
Gross profit                    43,565      45,024        85,780        89,694
Selling, general
   and administrative          (34,919)    (33,240)      (70,041)      (66,752)
Unusual items                     (344)      5,275          (344)        5,275
-------------------------------------------------------------------------------
Operating earnings               8,302      17,059        15,395        28,217
Interest, net                   (3,578)     (3,301)       (7,155)       (6,516)
Other income (expense), net       (218)       (300)         (369)         (582)
-------------------------------------------------------------------------------
Earnings before income taxes     4,506      13,458         7,871        21,119
Income taxes                    (1,712)     (8,179)       (2,991)      (11,090)
-------------------------------------------------------------------------------
Net earnings                 $   2,794   $   5,279   $     4,880   $    10,029
===============================================================================

Earnings per share:
   Basic                     $     .15   $     .28   $       .26   $       .54
   Diluted                         .15         .28           .26           .53
-------------------------------------------------------------------------------

Average shares of common
   stock outstanding:
      Basic                     18,816      18,740        18,789        18,738
      Diluted                   19,061      18,884        19,017        18,821
-------------------------------------------------------------------------------

Dividends per share of
   common stock              $       -   $     .20   $         -   $       .40
-------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                             CONDENSED
                                                            FROM AUDITED
                                                              FINANCIAL
                                               (UNAUDITED)   STATEMENTS
                                                  SEPT. 1,     MARCH 3,
                                                   2001         2001
------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                    $ 11,157         $ 10,247
  Trade accounts receivable, net                150,436          131,780
  Inventories                                   207,947          185,207
  Other current assets                           61,948           51,083
------------------------------------------------------------------------
    Total current assets                        431,488          378,317
Property, plant and equipment, net              208,544          206,160
Goodwill, net                                    80,627           81,919
Other assets                                    100,171           98,229
------------------------------------------------------------------------
Total assets                                   $820,830         $764,625
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                $102,472         $ 39,542
  Current portion of long-term debt                   -            1,000
  Accounts payable                              205,724          216,050
  Other current liabilities                      39,683           42,288
------------------------------------------------------------------------
    Total current liabilities                   347,879          298,880
Long-term debt                                  145,462          145,420
Employee benefits and other liabilities          65,214           64,343
------------------------------------------------------------------------
    Total liabilities                           558,555          508,643
------------------------------------------------------------------------

Shareholders' equity:
  Common stock                                    2,184            2,184
  Accumulated other comprehensive loss          (17,830)         (17,670)
  Other shareholders' equity                    277,921          271,468
------------------------------------------------------------------------
    Total shareholders' equity                  262,275          255,982
------------------------------------------------------------------------

Commitments and contingencies
------------------------------------------------------------------------

Total liabilities and shareholders' equity     $820,830         $764,625
========================================================================

See accompanying notes to consolidated condensed financial statements.

              INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                        SIX MONTHS ENDED
                                                     ---------------------
                                                      Sept. 1,    Aug. 26,
                                                        2001        2000
-------------------------------------------------------------------------
Cash flows from operations:
  Net earnings                                       $  4,880    $ 10,029
  Adjustments to reconcile net earnings
    to cash used for operations:
      Depreciation and amortization                    12,974      12,431
      Deferred income tax expense                       1,133       2,419
      Increase in prepaid pension asset                (6,878)     (7,282)
      Unusual items                                         -      (5,275)
      Provision for losses on receivables               1,192         902
      Changes in working capital:
          Accounts receivable                         (19,850)     (8,939)
          Inventories                                 (22,751)    (16,572)
          Other current assets                        (12,267)     (6,104)
          Accounts payable                            (10,278)     11,353
          Other current liabilities                    (2,598)      1,821
      Other, net                                        4,465          38
--------------------------------------------------------------------------
        Cash used for continuing operations           (49,978)     (5,179)
        Cash provided by discontinued operations            -       1,418
-------------------------------------------------------------------------
        Cash used for operations                      (49,978)     (3,761)
-------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                (13,473)    (16,628)
  Proceeds from property disposals                         89      12,203
  Payment received on note receivable                   1,422         948
-------------------------------------------------------------------------
        Cash used for investing activities            (11,962)     (3,477)
-------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in notes payable                        62,859      21,724
  Net decrease in long-term debt                       (1,000)    (10,000)
  Dividends paid                                            -      (7,479)
  Proceeds from issuance of common stock                1,000           -
  Purchase of treasury stock                               (1)          -
  Other, net                                               (2)        (17)
-------------------------------------------------------------------------
        Cash provided by financing activities          62,856       4,228
-------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                     (6)         (7)
-------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      910      (3,017)
Cash and cash equivalents at beginning of period       10,247      11,224
-------------------------------------------------------------------------
Cash and cash equivalents at end of period           $ 11,157    $  8,207
=========================================================================

See accompanying notes to consolidated condensed financial statements.

             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contained in this report reflect all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position, results of its operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 3, 2001. The results of operations for the three and six months ended September 1, 2001, are not necessarily indicative of the results to be expected for the full year.


(2) PENDING ACQUISITION - On February 4, 2001, the Company entered into an asset purchase and sale agreement with The Pillsbury Company and General Mills, Inc. to acquire Pillsbury's desserts and specialty products business, Pillsbury's non-custom foodservice baking mix business and General Mills' Robin Hood business for approximately $304.6 million in cash. The assets being acquired include certain equipment and inventory of the Pillsbury businesses, inventory of the General Mills' Robin Hood business, and certain trademarks and trademark licenses. The acquisition is subject to a number of conditions, including provisional consent by the Federal Trade Commission (FTC) of the acquisition and completion of the merger of General Mills and Pillsbury. The FTC continues to review the proposed General Mills/Pillsbury merger and the Company's pending acquisition.


(3) ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

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

Foreign currency forward contracts

The Company's Canadian operations use foreign currency forward contracts to minimize the exposure to foreign currency fluctuations as a result of U.S. dollar-denominated sales. These contracts are accounted for as foreign currency cash flow hedges of forecasted transactions. To qualify for hedge accounting treatment, these transactions are specifically identified in terms of the customers and the period and the likelihood in which the sales and subsequent collections are expected to occur. The time value component of the foreign currency forward contracts is deemed ineffective, and is recorded in earnings. The unrealized gain (loss) due to the movements in the spot exchange rates, which represents the effective portion of the hedge, is initially recorded as a component of accumulated OCI until the underlying hedged transaction occurs. For the six months ended September 1, 2001, approximately $0.5 million of pre-tax loss was reclassified from OCI to earnings.

Interest rate swap
The Company has an interest rate swap agreement to manage its exposure to changes in interest rates on a portion of its variable-rate debt. The swap agreement qualifies for cash flow hedge accounting. Approximately $0.2 million was reclassified into interest expense during the six months ended September 1, 2001. There was no ineffectiveness related to the hedge.

Other derivative instruments that are not designated as hedges
The Company utilizes commodity futures contracts, primarily wheat futures contracts, to reduce the risks associated with price fluctuations on the wheat inventories and other major bakery ingredients, such as flour and soybean oil. The futures contracts are not designated as hedges under SFAS 133. The futures contracts are marked-to-market each month and the gains and losses are recognized in earnings. On an ongoing basis, the Company also enters into foreign currency forward contracts that are not designated as hedges. Changes in the fair value are recognized in earnings.

EITF NO. 00-25,"VENDOR INCOME STATEMENT CHARACTERIZATION OF CONSIDERATION TO A RESELLER OF THE VENDOR'S PRODUCTS"

In April 2001, the Emerging Issue Task Force (EITF) issued a consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration to a Reseller of the Vendor's Products." EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements, and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The consensus is effective for the Company in the first quarter of fiscal 2003. For fiscal 2001, the Company expects to reclassify approximately $10 million in promotional expenses to a reduction of sales. For fiscal 2002, the projected amount to be reclassified is also approximately $10 million. These costs are currently classified as selling expense. The Company does not expect the adoption of this consensus to have an impact on net earnings.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141, "BUSINESS COMBINATIONS"

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, intangible assets acquired are only recognized and accounted for separately from goodwill if they arise from either contractual or other legal rights or are capable of being separated.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

In July 2001, FASB also issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Under the provisions of SFAS 142, goodwill and other intangible assets that have indefinite lives will no longer be amortized, but subjected to impairment testing. Goodwill amortization expense in fiscal 2001 was $2.6 million pretax, $1.7 million after tax. SFAS 142 is effective for the Company in the first quarter of fiscal 2003. However, any goodwill and any intangible assets determined to have an indefinite life that are acquired in a business combination completed after June 30, 2001 will not be amortized. The Company is currently evaluating the impact of the standard and may be required to recognize an impairment loss associated with its Multifoods Distribution Group business upon adoption of the standard. As of September 1, 2001, the unamortized goodwill balance of the Multifoods Distribution Group business was $66.2 million.


(4) COMPREHENSIVE INCOME - The components of total comprehensive income were as follows:


                                 Three Months Ended      Six Months Ended
                                 ------------------     -------------------
                                 Sept. 1,   Aug. 26,    Sept. 1,   Aug. 26,
(in thousands)                      2001       2000        2001       2000
--------------------------------------------------------------------------
Net earnings                      $2,794     $5,279      $4,880    $10,029
Foreign currency translation
  adjustment                        (662)     1,610          83     (2,175)
Derivative hedge accounting
  adjustment                          10          -        (243)         -
--------------------------------------------------------------------------
Comprehensive income              $2,142     $6,889      $4,720    $ 7,854
==========================================================================


(5) UNUSUAL ITEMS - In the second quarter of fiscal 2002, the Company recognized an unusual charge of $0.3 million for termination benefits for 57 former hourly employees of its divested U.S. flour milling business. As part of the sale agreement, the Company is obligated to provide, under certain conditions, severance payments for eligible former employees who are involuntarily terminated by the buyer.

The liability balance associated with previously recognized unusual items was $1.6 million as of September 1, 2001. This liability balance was primarily related to severance payments associated with the Company's condiments facility consolidation project. The difference from the March 3, 2001 balance of $1.9 million was primarily due to cash payments for employee termination benefits.

(6) INTEREST, NET


                                 Three Months Ended      Six Months Ended
                                 ------------------     ------------------
                                 Sept. 1,   Aug. 26,    Sept. 1,   Aug. 26,
(in thousands)                      2001       2000        2001       2000
--------------------------------------------------------------------------
Interest expense                  $4,131    $ 4,468      $8,290    $ 8,675
Capitalized interest                (100)      (111)       (254)      (342)
Non-operating interest income       (453)    (1,056)       (881)    (1,817)
--------------------------------------------------------------------------
Interest, net                     $3,578    $ 3,301      $7,155    $ 6,516
==========================================================================


Cash payments for interest, net of amounts capitalized, were $8.1 million and $8.7 million for the six months ended September 1, 2001 and August 26, 2000, respectively.


(7) INCOME TAXES - Cash payments for income taxes were $5.5 million and $3.1 million for the six months ended September 1, 2001 and August 26, 2000, respectively.


(8) SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                    Sept. 1,        March 3,
(IN THOUSANDS)                                         2001            2001
---------------------------------------------------------------------------

Trade accounts receivable, net:
  Trade                                           $ 153,742       $ 135,991
  Allowance for doubtful accounts                    (3,306)         (4,211)
---------------------------------------------------------------------------
Total trade accounts receivable, net              $ 150,436       $ 131,780
===========================================================================

Inventories:
  Raw materials, excluding grain                  $  16,694       $  12,667
  Grain                                               5,876           3,784
  Finished and in-process goods                     180,668         164,600
  Packages and supplies                               4,709           4,156
---------------------------------------------------------------------------
Total inventories                                 $ 207,947       $ 185,207
===========================================================================

Property, plant and equipment, net:
  Land                                            $  13,082       $  13,079
  Buildings and improvements                        111,909         106,470
  Machinery and equipment                           239,957         234,203
  Improvements in progress                           13,788          14,756
---------------------------------------------------------------------------
                                                    378,736         368,508
  Accumulated depreciation                         (170,192)       (162,348)
---------------------------------------------------------------------------
Total property, plant and equipment, net          $ 208,544       $ 206,160
===========================================================================

Accumulated other comprehensive loss:
  Foreign currency translation adjustment         $ (15,296)      $ (15,379)
  Minimum pension liability adjustment               (2,291)         (2,291)
  Derivative hedge accounting adjustment               (243)              -
---------------------------------------------------------------------------
Total accumulated other comprehensive loss        $ (17,830)      $ (17,670)
===========================================================================


(9) SEGMENT INFORMATION



                                      Net    Operating   Unusual   Operating
(in millions)                        Sales     Costs      Items     Earnings
----------------------------------------------------------------------------
Three Months Ended Sept. 1, 2001
  Multifoods Distribution Group    $  561.6  $  (558.0)    $   -       $ 3.6
  North America Foods                 123.3     (116.1)        -         7.2
  Corporate Expenses                      -       (2.2)     (0.3)       (2.5)
----------------------------------------------------------------------------
Total                              $  684.9  $  (676.3)    $(0.3)      $ 8.3
============================================================================
Three Months Ended Aug. 26, 2000
  Multifoods Distribution Group    $  468.8  $  (465.0)    $(0.3)      $ 3.5
  North America Foods                 116.5     (107.4)        -         9.1
  Corporate Expenses                      -       (1.2)      5.6         4.4
----------------------------------------------------------------------------
Total                              $  585.3  $  (573.6)    $ 5.3       $17.0
============================================================================

Six Months Ended Sept. 1, 2001
  Multifoods Distribution Group    $1,113.5  $(1,105.6)    $   -       $ 7.9
  North America Foods                 237.5     (224.8)        -        12.7
  Corporate Expenses                      -       (4.9)     (0.3)       (5.2)
----------------------------------------------------------------------------
Total                              $1,351.0  $(1,335.3)    $(0.3)      $15.4
============================================================================
Six Months Ended Aug. 26, 2000
  Multifoods Distribution Group    $  964.7  $  (955.7)    $(0.3)      $ 8.7
  North America Foods                 230.9     (214.3)        -        16.6
  Corporate Expenses                      -       (2.7)      5.6         2.9
----------------------------------------------------------------------------
Total                              $1,195.6  $(1,172.7)    $ 5.3       $28.2
============================================================================


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



RESULTS OF OPERATIONS

OVERVIEW

Net earnings in the second quarter ended September 1, 2001, were $2.8 million, or 15 cents per share, compared with $5.3 million, or 28 cents per share, a year ago. The decline in net earnings was partially driven by lower operating earnings in both our Multifoods Distribution Group and North America Foods business segments. Both business segments were impacted by start-up costs and inefficiencies associated with several large new customer accounts. In addition, net earnings were impacted by costs associated with the consolidation of our two condiments processing facilities and our pending acquisition of assets from Pillsbury and General Mills.

Second-quarter 2002 results included a pre-tax unusual charge of $0.3 million, or 1 cent per share, for severance costs related to a previously divested business. Included in last year's second quarter results was a net after tax gain of $0.2 million, or 1 cent per share, from unusual items and tax expense associated with a dividend from our Canadian subsidiary. Unusual items included a gain from the sale of the Company's corporate headquarters building and charges for the closure of two distribution centers.

For the six months ended September 1, 2001 net earnings were $4.9 million, or 26 cents per diluted share, compared with $10 million, or 53 cents per diluted share, a year ago.


Segment Results

Multifoods Distribution Group: Net sales in the second quarter increased 20% to $561.6 million, compared with $468.8 million a year ago. Sales volumes increased approximately 15%. We achieved substantial growth in the sandwich and pizza restaurant customer segments due to the addition of several large new customer accounts and by growth in existing accounts. We also had increased sales to independent vending operators.

Operating earnings before unusual items declined 5% to $3.6 million, compared with $3.8 million a year ago. Operating earnings were impacted by a year-over-year increase in labor rates and utility costs, as well as start-up costs and inefficiencies associated with the significant new business accounts. Our labor costs increased as we had to raise pay rates in certain job categories and in certain regions last year because of the tight labor market. In vending distribution, we experienced competitive pricing pressures and lower industry demand in certain regions of the United States due to the weakening economy.

Net sales for the six-month period increased 15% to $1,113.5 million, compared with $964.7 million a year ago. Operating earnings before unusual items declined 12% to $7.9 million, compared with $9 million a year ago. Net sales and operating earnings for the six months ended September 1, 2001 were impacted by essentially the same factors as described in the discussion of second quarter results.

North America Foods: Net sales in the second quarter increased 6% to $123.3 million, compared with $116.5 million a year ago. The increase was primarily the result of higher sales of flour to commercial and consumer customers in Canada and the addition of a large new customer account in the United States. The increase in net sales was partially offset by unfavorable currency translation and the loss of a large bakery mix customer in the United States, which was purchased by a competitor last year.

Operating earnings decreased 21% to $7.2 million, compared with $9.1 million in the second quarter last year. Operating earnings were affected by start-up costs and inefficiencies associated with the large new account in the United States, higher fixed costs resulting from investment in new production lines and costs for our condiments facility consolidation project. In order to support future growth in the United States, we made capital investments in new production lines that increased our manufacturing cost structure. In addition, operating earnings were impacted by higher commodity costs, competitive pricing pressures and unfavorable currency translation.

Net sales for the six-month period increased 3% to $237.5 million, compared with $230.9 million a year ago. In addition to the factors described for the second quarter, sales in the six-month period improved on higher sales of commercial bakery mixes in Canada. Operating earnings decreased 23% to $12.7 million, compared with $16.6 million last year. The decline resulted from essentially the same factors as described in the discussion of second quarter results.

Corporate: Corporate expenses before unusual items for the second quarter were $2.2 million, compared with $1.2 million a year ago. The increase was primarily the result of costs related to our pending acquisition of assets from Pillsbury and General Mills.

In the second quarter of fiscal 2002, we recognized an unusual charge of $0.3 million for termination benefits for 57 former hourly employees of our divested U.S. flour milling business. As part of the sale agreement, we are obligated to provide, under certain conditions, severance payments for eligible former employees who are involuntarily terminated by the buyer.


Non-operating Expense and Income

Second quarter net interest expense increased to $3.6 million, compared with $3.3 million a year ago. The increase in net interest expense was due to higher average debt balances, which resulted from increased working capital levels and capital expenditures. The increase was partially offset by lower average borrowing rates on our variable rate debt obligations.

Income Taxes

In the second quarter last year, we recognized income tax expense of $3.1 million associated with a dividend from our Canadian subsidiary. Our effective tax rate before the impact of the Canadian dividend and unusual items was 38% in the first six months of fiscal 2002 and 2001.


FINANCIAL CONDITION

Our short-term financing is provided by borrowings against our U.S. and Canadian revolving credit agreements and an uncommitted line of credit. Our committed revolving credit agreements totaled $255 million, of which $61 million was available at September 1, 2001. We also had an uncommitted line of credit of $10 million that was fully utilized at September 1, 2001. As a result of timing of supplier payments and customer receipts and seasonal working capital requirements, we will at times utilize most of our available capacity under these credit agreements. In addition, we have a medium-term note program under our shelf registration statement filed with the Securities and Exchange Commission that provides for the issuance of up to $150 million in medium-term notes in various amounts and maturities. As of September 1, 2001, $140 million was available under the medium-term note program.

In May 2001, Standard and Poor's lowered our corporate credit rating and the rating on our existing medium-term note program to "BB" and "BB+", respectively, as a result of the increased debt leverage we will incur from our pending acquisition of assets from Pillsbury and General Mills. In addition, Standard and Poor's assigned a "BB+" bank loan rating to our proposed $450 million senior secured bank facility and a "B+" rating to our proposed $200 million senior unsecured notes. Also in May 2001, Moody's Investors Service (Moody's) assigned a "(P)Ba2" rating and a "(P)B1" rating to the proposed $450 million senior secured bank facility and the proposed $200 million senior unsecured notes, respectively. In addition, the "Baa3" unsecured ratings on our medium-term notes are under review by Moody's for possible downgrade.

Our debt-to-total-capitalization ratio increased to 48.6% at September 1, 2001 compared with 42.1% at March 3, 2001. The increase in the debt-to-total-capitalization ratio was primarily the result of increased working capital usage and capital expenditures.

Cash used for operations was $50 million for the first six months of fiscal 2002 compared with $3.8 million for the first six months of fiscal 2001. The change was primarily due to increased working capital usage. Accounts receivables and inventories increased due to additional sales volumes. Accounts payable declined due to timing of payments to suppliers.

Cash used for investing activities was $12 million for the first six months of fiscal 2002 compared with $3.5 million for the first six months of fiscal 2001. Activities in the first six months of fiscal 2002 primarily consist of capital expenditures, which included amounts for the expansion of our condiments operation in Dunnville, Ontario. The first six months of fiscal 2001 included $12 million received from the sale of our corporate headquarters building and capital expenditures of $16.6 million. Capital expenditures in fiscal 2001 included amounts for facility expansion and consolidation projects at Multifoods Distribution Group.


PENDING ACQUISITION

On February 4, 2001, we entered into an asset purchase and sale agreement with The Pillsbury Company and General Mills, Inc. to acquire Pillsbury's desserts and specialty products business, Pillsbury's non-custom foodservice baking mix business and General Mills' Robin Hood business for approximately $304.6 million in cash. The assets being acquired include certain equipment and inventory of the Pillsbury businesses, inventory of the General Mills' Robin Hood business, and certain trademarks and trademark licenses. The acquisition is subject to a number of conditions, including provisional consent by the Federal Trade Commission
(FTC) of the acquisition and completion of the merger of General Mills and Pillsbury. The FTC continues to review the proposed General Mills/Pillsbury merger and our pending acquisition.


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, intangible assets acquired are only recognized and accounted for separately from goodwill if they arise from either contractual or other legal rights or are capable of being separated.

In July 2001, FASB also issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Under the provisions of SFAS 142, goodwill and other intangible assets that have indefinite lives will no longer be amortized, but subjected to impairment testing. Goodwill amortization expense in fiscal 2001 was $2.6 million pretax, $1.7 million after tax. SFAS 142 is effective for the Company in the first quarter of fiscal 2003. However, any goodwill and any intangible assets determined to have an indefinite life that are acquired in a business combination completed after June 30, 2001 will not be amortized. The Company is currently evaluating the impact of the standard and may be required to recognize an impairment loss associated with its Multifoods Distribution Group business upon adoption of the standard. As of September 1, 2001, the unamortized goodwill balance of the Multifoods Distribution Group business was $66.2 million.

Additional discussion on new accounting pronouncements is included in Note 3 to the consolidated condensed financial statements.


CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may from time-to-time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the consummation of the proposed acquisition and the timing of the close; costs associated with the acquisition should it fail to close; actions in the financial markets; regulatory approval related to the pending acquisition; integration problems associated with the pending acquisition; the results of our review of strategic alternatives for our Multifoods Distribution Group; the impact of competitive products and pricing; market or weather conditions that may affect the costs of grain, cheese, other raw materials, fuel and labor; changes in laws and regulations; fluctuations in interest rates; the inability to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in our reports filed with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The 2001 Annual Meeting of Stockholders of International Multifoods Corporation (the "Company") was held on July 2, 2001 (the "Annual Meeting"). Holders of the Company's common stock, par value $.10 per share, of record on May 10, 2001, were entitled to one vote per share.

         (c) Claire L. Arnold was elected a director for a term of one year at the Annual Meeting and Lois D. Rice and Dolph W. von Arx were elected directors for a term of three years. The number of votes cast for the election of each director and the number of votes withheld are as follows:

                                        FOR              WITHHELD
                                        ---              --------

Claire L. Arnold                     15,172,222          1,498,775
Lois D. Rice                         15,153,093          1,517,904
Dolph W. von Arx                     15,172,036          1,498,961

The other directors whose terms of office as directors continued after the meeting were Gary E. Costley, Nicholas L. Reding, Jack D. Rehm and Richard K. Smucker.

         With respect to the proposal to approve amendments to the 1997 Stock-Based Incentive Plan of International Multifoods Corporation, there were 11,510,893 votes cast for the proposal, 3,492,905 votes cast against the proposal and 23,481 abstentions. There were 1,428,718 broker nonvotes with respect to such matter.

         With respect to the proposal to approve the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending March 2, 2002, there were 16,551,491 votes cast for the proposal, 79,331 votes cast against the proposal and 40,175 abstentions. There were no broker nonvotes with respect to such matter.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  2.1 Second Amendment to Asset Purchase and Sale Agreement by and among General Mills, Inc., The Pillsbury Company (together, the Sellers) and International Multifoods Corporation (the Buyer) dated as of July 30, 2001.

                  11.      Computation of Earnings Per Common Share.

                  12.      Computation of Ratio of Earnings to Fixed Charges.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 1, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERNATIONAL MULTIFOODS CORPORATION




Date:    October 15, 2001             /s/ John E. Byom
                                      -----------------------------------------
                                      John E. Byom
                                      Vice President - Finance
                                      and Chief Financial Officer
                                      (PRINCIPAL FINANCIAL OFFICER
                                      AND DULY AUTHORIZED OFFICER)

                                  EXHIBIT INDEX



2.1 Second Amendment to Asset Purchase and Sale Agreement by and among General Mills, Inc., The Pillsbury Company (together, the Sellers) and International Multifoods Corporation (the Buyer) dated as of July 30, 2001.

11.      Computation of Earnings Per Common Share.

12.      Computation of Ratio of Earnings to Fixed Charges.