Form 10-Q
period 2001-12-01
INTERNATIONAL MULTIFOODS CORP
filed 2002-01-14
CIK 51410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
  / X /           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 1, 2001

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

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of December 29, 2001 was 18,939,332.

                          PART I. FINANCIAL INFORMATION

           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

              Consolidated Condensed Statements of Operations
                                (unaudited)
                  (in thousands, except per share amounts)


                                THREE MONTHS ENDED           NINE MONTHS ENDED
                               ---------------------     ------------------------
                                 Dec. 1,    Nov. 25,        Dec. 1,      Nov. 25,
                                    2001        2000           2001          2000
                               ---------   ---------     -----------   -----------
Net sales                      $ 729,198   $ 649,760     $ 2,080,179   $ 1,845,370
Cost of materials and
   production                   (622,659)   (550,313)     (1,787,502)   (1,569,199)
Delivery and distribution        (53,911)    (46,836)       (154,269)     (133,866)
                               ---------   ---------      ----------   -----------
Gross profit                      52,628      52,611         138,408       142,305
Selling, general
   and administrative            (39,196)    (33,380)       (109,237)     (100,132)
Unusual items                      1,114      (1,511)            770         3,764
                               ---------   ---------      ----------   -----------
Operating earnings                14,546      17,720          29,941        45,937
Interest, net                     (4,779)     (3,664)        (11,934)      (10,180)
Loss on cancellation of
   debt offering                 (10,304)          -         (10,304)            -
Other Income (expense), net          (13)       (342)           (382)         (924)
                               ---------   ---------      ----------   -----------
Earnings (loss) before
   income taxes                     (550)     13,714           7,321        34,833
Income taxes                         451      (5,211)         (2,540)      (16,301)
                               ---------   ---------      ----------   -----------
Earnings (loss) before
   extraordinary item                (99)      8,503           4,781        18,532
Extraordinary loss on early
   extinguishment of debt, net
   of tax of $267                   (454)          -            (454)            -
                               ---------   ---------      ----------   -----------
Net earnings (loss)            $    (553)  $   8,503      $    4,327   $    18,532
                               =========   =========      ==========   ===========

Basic earnings (loss) per share:
   Before extraordinary item   $    (.01)  $     .45      $      .25   $       .99
   Extraordinary item               (.02)          -            (.02)            -
                               ---------   ---------      ----------   -----------
      Total                    $    (.03)  $     .45      $      .23   $       .99
                               =========   =========      ==========   ===========

Diluted earnings (loss) per share:
   Before extraordinary item   $    (.01)  $     .45      $      .25   $       .98
   Extraordinary item               (.02)          -            (.02)            -
                               ---------   ---------      ----------   -----------
      Total                    $    (.03)  $     .45      $      .23   $       .98
                               =========   =========      ==========   ===========

Average shares of common stock outstanding:
      Basic                       18,862      18,740          18,813        18,739
      Diluted                     18,862      18,883          19,041        18,836
                               ---------   ---------      ----------   -----------
Dividends per share of
   common stock                 $      -   $     .20      $        -   $       .60
                               ---------   ---------      ----------   -----------

See accompanying notes to consolidated condensed financial statements.

           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                                  (in thousands)

                                                               CONDENSED
                                                            FROM AUDITED
                                                               FINANCIAL
                                             (UNAUDITED)      STATEMENTS
                                                 Dec. 1,        March 3,
                                                   2001             2001
                                             ----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                  $   15,372         $ 10,247
  Trade accounts receivable, net                155,776          131,780
  Inventories                                   261,158          185,207
  Other current assets                           74,692           51,083
                                             ----------         --------
    Total current assets                        506,998          378,317
Property, plant and equipment, net              224,575          206,160
Goodwill and other acquisition
  related intangibles, net                      255,540           93,176
Other assets                                    175,625           86,972
                                             ----------         --------
Total assets                                 $1,162,738         $764,625
                                             ==========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                              $   27,294         $ 39,542
  Current portion of long-term debt              22,124            1,000
  Accounts payable                              196,535          216,050
  Other current liabilities                      50,865           42,288
                                             ----------         --------
    Total current liabilities                   296,818          298,880
Long-term debt                                  528,808          145,420
Employee benefits and other liabilities          73,022           64,343
                                             ----------         --------
    Total liabilities                           898,648          508,643
                                             ----------         --------

Shareholders' equity:
  Common stock                                    2,184            2,184
  Accumulated other comprehensive loss          (16,381)         (17,670)
  Other shareholders' equity                    278,287          271,468
                                             ----------         --------
    Total shareholders' equity                  264,090          255,982
                                             ----------         --------
Commitments and contingencies

Total liabilities and shareholders' equity   $1,162,738         $764,625
                                             ==========         ========

See accompanying notes to consolidated condensed financial statements.

           INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

              Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                  (in thousands)

                                                        NINE MONTHS ENDED
                                                     ----------------------
                                                       Dec. 1,     Nov. 25,
                                                        2001        2000
                                                     ---------    --------
Cash flows from operations:
  Net earnings                                       $  4,327     $ 18,532
  Adjustments to reconcile net earnings
    to cash used for operations:
      Depreciation and amortization                    19,641       18,736
      Deferred income tax expense (benefit)            (2,396)       4,321
      Increase in prepaid pension asset               (10,303)     (10,851)
      Unusual items                                    (1,114)      (3,764)
      Provision for losses on receivables               1,771        1,798
      Changes in working capital, net of
        business acquisition:
           Accounts receivable                        (25,739)     (11,831)
           Inventories                                (24,027)     (22,446)
           Other current assets                       (18,064)      (9,620)
           Accounts payable                           (20,416)      10,918
           Other current liabilities                     (935)      (3,348)
      Other, net                                        8,075          256
                                                     --------      -------
         Cash used for continuing operations          (69,180)      (7,299)
         Cash provided by discontinued operations           -        1,326
                                                     --------      -------
         Cash used for operations                     (69,180)      (5,973)
                                                     --------      -------
Cash flows from investing activities:
  Capital expenditures                                (19,354)     (24,516)
  Acquisition of business                            (310,210)           -
  Sale of Venezuela operations assets                       -        7,371
  Proceeds from property disposals                      5,051       12,958
  Payment received on note receivable                  17,512          948
                                                     --------      -------
         Cash used for investing activities          (307,001)      (3,239)
                                                     --------      -------
Cash flows from financing activities:
  Net increase (decrease)in notes payable             (11,773)      39,921
  Additions to long-term debt                         550,192            -
  Reductions in long-term debt                       (145,563)     (20,000)
  Dividends paid                                            -      (11,219)
  Proceeds from issuance of common stock                1,203            -
  Purchase of treasury stock                               (1)        (138)
  Debt issuance costs                                 (12,754)        (848)
  Other, net                                               (2)           -
                                                     --------      -------
         Cash provided by financing activities        381,302        7,716
                                                     --------      --------
Effect of exchange rate changes on cash
  and cash equivalents                                      4           (9)
                                                     --------     --------
Net increase (decrease) in cash and cash equivalents    5,125       (1,505)
Cash and cash equivalents at beginning of period       10,247       11,224
                                                     --------     --------
Cash and cash equivalents at end of period           $ 15,372     $  9,719
                                                     ========     ========

See accompanying notes to consolidated condensed financial statements.

             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

(1) In the Company's opinion, the accompanying unaudited consolidated condensed financial statements contained in this report reflect all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position, results of its operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 3, 2001. The results of operations for the three and nine months ended December 1, 2001, are not necessarily indicative of the results to be expected for the full year.

(2) NEW ACCOUNTING PRONOUNCEMENTS

EITF NO. 00-25,"VENDOR INCOME STATEMENT CHARACTERIZATION OF CONSIDERATION TO A RESELLER OF THE VENDOR'S PRODUCTS"

In April 2001, the Emerging Issue Task Force (EITF) issued a consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration to a Reseller of the Vendor's Products." EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements, and buy-downs. The guidance in EITF No. 00-25 generally requires that these incentives be classified as a reduction of sales. The consensus is effective for the Company in the first quarter of fiscal 2003. For fiscal 2001, the Company expects to reclassify approximately $10 million in promotional expenses to a reduction of sales. Excluding the acquired businesses, the projected amount to be reclassified in fiscal 2002 is also approximately $10 million. These costs are currently classified as selling expense. The Company does not expect the adoption of this consensus to have an impact on net earnings.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

In July 2001, FASB also issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Under the provisions of SFAS 142, goodwill and other intangible assets that have indefinite lives will no longer be amortized, but subjected to impairment testing. Goodwill amortization expense in fiscal 2001 was $2.6 million pretax, $1.7 million after tax. SFAS 142 is effective for the Company in the first quarter of fiscal 2003. However, any goodwill and any intangible assets determined to have an indefinite life that are acquired in a business combination completed after June 30, 2001 will not be amortized. The Company is currently evaluating the impact of the standard and may be required to recognize an impairment loss associated with its Multifoods Distribution Group business upon adoption of the standard. As of December 1, 2001, the unamortized goodwill balance of the Multifoods Distribution Group business was $65.7 million.

(3) ACQUISITION - On November 13, 2001, the Company acquired the Pillsbury dessert and specialty products business, the Pillsbury non-custom foodservice baking mix and frosting products business, and certain regional flour and side-dish brands of General Mills (the Acquisition). The cash purchase price for the Acquisition paid at closing was $304.5 million. The purchase price for the Acquisition was determined through negotiations between the management of the Company and the management of each of General Mills and Pillsbury. The Acquisition is expected to complement the Company's existing bakery mix manufacturing operations and grain-based foods expertise.

The Company will also purchase a plant from General Mills in Toledo, Ohio once the plant has been converted to produce certain Pillsbury products. Under a conversion plan agreement, General Mills will acquire and install certain new processing and packaging equipment at its own expense. The purchase price for the Toledo plant is $11.5 million, subject to various adjustments. Until the conversion of the Toledo plant is completed, third-party co-packers will manufacture and package certain products of the acquired businesses.

Under a transition services agreement, General Mills, itself or, in some cases, through an agreement with a third-party, will provide various transition services to the Company for the acquired businesses after the acquisition closing date. Transition services provided include information systems, accounting, marketing, raw material procurement and warehousing for varying time periods, as provided under the agreement.

Under a retail trademark licensing agreement, Pillsbury has licensed to the Company the exclusive right to use certain Pillsbury trademarks, including the Pillsbury "doughboy" related trademarks, on a royalty-free basis for an initial term of 20 years after the closing. The license is automatically renewable by the Company for unlimited additional 20-year terms on a royalty-free basis after the initial 20-year term, and may be terminated only by the Company.

The Company entered into a $450 million senior secured credit facility with a syndicate of banks, financial institutions, and other entities and a $200 million bilateral credit facility to pay for the purchase price of the acquisition and refinance its debt obligations. See Note 11 to the consolidated condensed financial statements for additional information on new financing arrangements.

The transaction was accounted for under the purchase method in accordance with Statement of Financial Accounting Standards No. 141. The assets and liabilities of the acquired businesses are included in the consolidated balance sheet as of December 1, 2001. The operating results of the acquired businesses have been included in the consolidated statement of operations since the date of acquisition.

Assuming the Acquisition had occurred on March 1, 2000, the unaudited pro forma results of operations are as follows:

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                 -------------------     --------------------------
(in thousands,                    Dec. 1,    Nov. 25,         Dec. 1,      Nov. 25,
except per share amounts)           2001        2000            2001          2000
                                  -------   --------     -----------    ----------
Net sales                         $886,180  $831,627     $2,425,574     $2,221,204
Earnings before
   extraordinary item               15,269    31,391         34,367         54,045
Loss on early extinguishment
   of debt, net of tax                (454)        -           (454)             -
Net earnings                        14,815    31,391         33,913         54,045
                                  --------  --------     ------------   ----------

Basic earnings (loss) per share:
   Before extraordinary item      $    .81  $   1.68     $     1.83      $    2.88
   Extraordinary item                 (.02)        -           (.02)             -
                                  --------  --------     ------------   ----------
      Total                       $    .79  $   1.68     $     1.81      $    2.88
                                  ========  ========     ============   ==========

Diluted earnings (loss) per share:
   Before extraordinary item      $    .80  $   1.66     $     1.80      $    2.87
   Extraordinary item                 (.02)        -           (.02)             -
                                  --------  --------     ------------   ----------
      Total                       $    .78  $   1.66     $     1.78      $    2.87
                                  ========  ========     ============   ==========

The pro forma results of operations are based on the Company's historical financial statements and those of the acquired businesses. Company management believes that costs under our ownership, including marketing and product development, will exceed those included in the historical financial statements of the acquired businesses. Accordingly, the pro forma results do not purport to represent what the Company's results of operations would have been had the Acquisition occurred on March 1, 2000.

The following is a summary of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. Since the Company is in the process of obtaining independent valuation of assets acquired, the preliminary estimates are subject to future adjustments.

                                            Nov. 13,
(in thousands)                                  2001
                                            --------
Inventory                                   $ 53,063
Property, plant and equipment, net            20,690
Intangible assets                            165,160
Other non-current assets                      87,679
                                            --------
   Total assets acquired                     326,592
                                            --------

Current liabilities                            8,889
Deferred tax                                   5,930
                                            --------
   Total liabilities assumed                  14,819
                                            --------

   Net assets acquired                      $311,773
                                            ========

The preliminary estimate assigned to intangible assets includes various trademarks of the acquired businesses that have indefinite lives. Other non-current assets includes the estimated value of equipment that General Mills is required to install at the Toledo, Ohio plant as part of the conversion plan agreement.

(4) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company is exposed to market risks resulting from changes in foreign currency exchange rates, interest rates and commodity prices. Changes in these factors could adversely affect the Company's results of operations and financial position. To minimize these risks, the Company utilizes derivative financial instruments, such as currency forward contracts, interest rate swaps and commodity futures contracts. The Company uses derivative financial instruments as risk management tools and not for speculative or trading purposes. For derivative instruments that are accounted for as hedges pursuant to SFAS 133, the Company formally documents the hedge at inception. The formal documentation includes identification of the hedging instrument, the hedged item, nature of the risk being hedged and how the hedging instrument's effectiveness and ineffectiveness will be assessed.

Foreign currency forward contracts
The Company's Canadian operations use foreign currency forward contracts to minimize the exposure to foreign currency fluctuations as a result of U.S. dollar-denominated sales. These contracts are accounted for as foreign currency cash flow hedges of forecasted transactions. To qualify for hedge accounting treatment, these transactions are specifically identified in terms of the customers and the period and the likelihood in which the sales and subsequent collections are expected to occur. The time value component of the foreign currency forward contracts is deemed ineffective, and is recorded in earnings. The unrealized gain (loss) due to the movements in the spot exchange rates, which represents the effective portion of the hedge, is initially recorded as a component of accumulated OCI until the underlying hedged transaction occurs. For the nine months ended December 1, 2001, approximately $0.5 million of pre-tax loss was reclassified from OCI to earnings.

Interest rate swaps
In November 2001, the Company entered into various interest rate swap agreements associated with its new financing arrangements. An interest rate swap was entered into to lock the interest rate on the $200 million senior unsecured notes that the Company issued in December 2001. In addition, swap agreements were entered into to fix the rate on $100 million of variable rate-debt obligations. The notional amount of the interest rate swap agreements totaled $300 million as of December 1, 2001. The swap agreements qualify for cash flow hedge accounting. The fair value on these contracts on December 1, 2001 was approximately $4.9 million.

For the nine months ended December 1, 2001, approximately $0.5 million of pre-tax loss was reclassified from OCI to earnings.

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

(5) COMPREHENSIVE INCOME - The components of total comprehensive income were as follows:

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                --------------------     --------------------
                                 Dec. 1,    Nov. 25,      Dec. 1,    Nov. 25,
(in thousands)                     2001        2000         2001        2000
                                -------     -------      -------     -------
Net earnings (loss)             $  (553)    $ 8,503      $ 4,327     $18,532
Foreign currency translation
  adjustment                     (1,691)     (2,867)      (1,608)     (5,042)
Derivative hedge accounting
  adjustment                      3,140           -        2,897           -
                                -------     -------      -------     -------
Comprehensive income            $   896     $ 5,636      $ 5,616     $13,490
                                =======     =======      =======     =======

(6) UNUSUAL ITEMS - For the nine months ended December 1, 2001, the Company recognized a pre-tax unusual gain of $0.8 million as follows:


                                                 Employee
                                  Gain on       Termination      Lease
                                  Sale of        and Other     Commitment
(in millions)                     Building      Exit Costs       Costs      Total
                                  ---------     -----------    ----------   ------
Condiments facility
   consolidation and severance       $1.9         $(0.6)         $(0.1)     $ 1.2
Closure of distribution
   center                               -          (0.1)             -       (0.1)
Severance from divested business        -          (0.3)             -       (0.3)
                                   ------         -----          -----      -----
Total unusual gain                   $1.9         $(1.0)         $(0.1)     $ 0.8
                                   ======         =====          =====      =====

In October 2001, the Company completed the sale of its condiment processing operations in Scarborough, Ontario as part of the plan to consolidate its condiment processing operations in Dunnville, Ontario. In addition to the gain on the sale, the Company also recognized a charge for additional employee termination and facility closing costs. The Company also recognized severance and related costs associated with the departure of the President of the Foodservice Products Division.

In November 2001, the Company closed its Kent, Washington distribution facility and recognized an $0.1 million charge primarily related to employee termination costs.

In August 2001, the Company recognized an unusual charge of $0.3 million for termination benefits for 57 former hourly employees of its divested U.S. flour milling business. As part of the sale agreement, the Company is obligated to provide, under certain conditions, severance payments for eligible former employees who are involuntarily terminated by the buyer.

The liability balance associated with unusual items was $1.8 million as of December 1, 2001. Cash payments related to unusual items were $1.3 million for the nine months ended December 31, 2001.

(7) INTEREST, NET

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                 -------------------     -------------------
                                 Dec. 1,    Nov. 25,      Dec. 1,    Nov. 25,
(in thousands)                     2001        2000         2001        2000
                                 ------     -------      -------     -------
Interest expense                 $5,128      $4,552      $13,418     $13,227
Capitalized interest                (69)        (97)        (323)       (439)
Non-operating interest income      (280)       (791)      (1,161)     (2,608)
                                 ------     -------      -------     -------
Interest, net                    $4,779      $3,664      $11,934     $10,180
                                 ======     =======      =======     =======

Cash payments for interest, net of amounts capitalized, were $16.2 million and $15.2 million for the nine months ended December 1, 2001 and November 25, 2000, respectively.

(8) INCOME TAXES - Cash payments for income taxes were $7.3 million and $6.5 million for the nine months ended December 1, 2001 and November 25, 2000, respectively.

(9) EXTRAORDINARY ITEM - As a result of the refinancing of its debt facilities due to the Acquisition, the Company recorded a $0.5 million after-tax charge in the third quarter of fiscal 2002. The charge consisted of direct costs incurred for the redemption of the Company's outstanding medium-term notes and write-off of unamortized bank fees related to previous credit arrangements.

(10) SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                     Dec. 1,        March 3,
(in thousands)                                         2001            2001
                                                  ---------       ---------
Trade accounts receivable, net:
  Trade                                           $ 159,260       $ 135,991
  Allowance for doubtful accounts                    (3,484)         (4,211)
                                                  ---------       ---------
Total trade accounts receivable, net              $ 155,776       $ 131,780
                                                  =========       =========
Inventories:
  Raw materials, excluding grain                  $  16,042       $  12,667
  Grain                                               5,061           3,784
  Finished and in-process goods                     235,843         164,600
  Packages and supplies                               4,212           4,156
                                                  ---------       ---------
Total inventories                                 $ 261,158       $ 185,207
                                                  =========       =========
Property, plant and equipment, net:
  Land                                            $  13,095       $  13,079
  Buildings and improvements                        109,047         106,470
  Machinery and equipment                           257,413         234,203
  Improvements in progress                           15,845          14,756
                                                  ---------       ---------
                                                    395,400         368,508
  Accumulated depreciation                         (170,825)       (162,348)
                                                  ---------       ---------
Total property, plant and equipment, net          $ 224,575       $ 206,160
                                                  =========       =========
Accumulated other comprehensive loss:
  Foreign currency translation adjustment         $ (16,987)      $ (15,379)
  Minimum pension liability adjustment               (2,291)         (2,291)
  Derivative hedge accounting adjustment              2,897               -
                                                  ---------       ---------
Total accumulated other comprehensive loss        $ (16,381)      $ (17,670)
                                                  =========       =========


(11) NOTES PAYABLE AND LONG-TERM DEBT - In connection with the Acquisition, the Company entered into a $450 million senior secured credit facility with a syndicate of banks, financial institutions, and other entities and a $200 million bilateral credit facility. The Company applied the proceeds from borrowings under the new credit facilities to pay the purchase price of the Acquisition, to refinance its debt, to pay fees and expenses related to the refinancing of its indebtedness and to fund its working capital needs.

The $450 million senior secured facility is comprised of a $100 million revolving credit facility that expires on September 30, 2006, a $150 million amortizing Term A loan facility and a $200 million amortizing Term B loan facility. As of December 1, 2001, $67.7 million was available under the revolving credit facility. The interest rates on borrowings under the $450 million senior secured facility are variable and based on current market interest rates plus a spread based on the leverage of the Company. The current spread on LIBOR based loans is 3%. The credit agreement also contains covenants that restrict dividend payments, limit capital expenditures and require the maintenance of leverage, interest coverage and fixed charge coverage ratios. Some of the covenants become more restrictive over time. Borrowings under these facilities may be used for general corporate purposes. The facility is secured by the assets of the Company.

In November 2001, the Company entered into interest rate swap agreements in order to fix a portion of its variable rate borrowings. The interest rate swap agreements were for terms of 1.5 years, 2 years and 3 years for notional amounts of

$50 million, $25 million, and $25 million, respectively. The fixed pay rates on the swaps are 2.81%, 3.33% and 3.93%, respectively, with the Company receiving the three month LIBOR rate.

On December 17, 2001, the Company repaid the $200 million bilateral credit facility by issuing $200 million of senior unsecured notes. The notes mature on November 13, 2009 and have an interest rate of 6.602%, payable annually. In anticipation of the issuance, the Company entered into an interest rate swap agreement that when terminated had the effect of adjusting the effective interest rate of the debt to 5.97%. The senior unsecured notes have been guaranteed by Diageo plc. The guarantee may terminate, in limited circumstances, prior to the maturity of the notes.

Debt issuance costs related to the new financing arrangements amounted to $12.8 million and included underwriting, legal and other direct costs. These costs are classified as other assets in the consolidated balance sheet and will be amortized over the various terms of the new debt arrangements.

In November 2001, the Company purchased all of its outstanding medium-term notes at par value, which totaled $45 million. As a result of the redemption of the medium-term notes and refinancing of existing credit arrangements, the Company recorded an after-tax extraordinary charge of $0.5 million.

In November 2001, the Company also wrote-off $10.3 million of underwriting and other direct costs associated with the planned issuance of $200 million in high-yield unsecured notes. The Company cancelled the debt offering as more favorable financing became available when, as part of the Acquisition, Diageo plc agreed to guarantee $200 million of the Company's debt obligations.

Notes payable of $27.3 million at December 1, 2001 represents amounts outstanding under the revolving credit facility.

Long-term debt as of December 1, 2001 was as follows:


                                                      Dec. 1,
(in thousands)                                           2001
                                                     --------
Term A loan due September 30, 2006                   $150,932
Term B loan due February 28,2008                      200,000
Bilateral credit facility                             200,000
                                                     --------
                                                      550,932
Current portion of long-term debt                      22,124
                                                     --------
Total long-term debt                                 $528,808
                                                     ========

Minimum principal payments are due as follows:

(in thousands)                                       Amounts
                                                    --------
Fiscal 2002                                         $ 11,062
Fiscal 2003                                           24,640
Fiscal 2004                                           32,186
Fiscal 2005                                           37,218
Fiscal 2006                                           37,217
Fiscal 2007                                           81,942
Fiscal 2008 and beyond                               326,667
                                                    --------
Total                                               $550,932
                                                    ========

(12) SEGMENT INFORMATION

                                      Net    Operating   Unusual   Operating
(in millions)                        Sales     Costs      Items     Earnings
                                   -------   ---------   -------   ---------
Three Months Ended Dec. 1, 2001
  Multifoods Distribution Group    $  577.0  $  (572.7)    $(0.1)      $ 4.2
  North America Foods                 152.2     (140.7)      1.2        12.7
  Corporate Expenses                      -       (2.3)        -        (2.3)
                                   --------  ---------     -----       -----
Total                              $  729.2  $  (715.7)    $ 1.1       $14.6
                                   ========  =========     =====       =====
Three Months Ended Nov. 25, 2000
  Multifoods Distribution Group    $  518.7  $  (512.7)    $   -       $ 6.0
  North America Foods                 131.1     (116.7)     (1.5)       12.9
  Corporate Expenses                      -       (1.2)        -        (1.2)
                                   --------  ---------     -----       -----
Total                              $  649.8  $  (630.6)    $(1.5)      $17.7
                                   ========  =========     =====       =====

Nine Months Ended Dec. 1, 2001
  Multifoods Distribution Group    $1,690.5  $(1,678.3)    $(0.1)      $12.1
  North America Foods                 389.7     (365.5)      1.2        25.4
  Corporate Expenses                      -       (7.2)     (0.3)       (7.5)
                                   --------  ---------     -----       -----
Total                              $2,080.2  $(2,051.0)    $ 0.8       $30.0
                                   ========  =========     =====       =====

Nine Months Ended Nov. 25, 2000
  Multifoods Distribution Group    $1,483.4  $(1,468.4)    $(0.3)      $14.7
  North America Foods                 362.0     (331.0)     (1.5)       29.5
  Corporate Expenses                      -       (3.9)      5.6         1.7
                                   --------  ---------     -----       -----
Total                              $1,845.4  $(1,803.3)    $ 3.8       $45.9
                                   ========  =========     =====       =====

(13) CONTINGENCIES - In fiscal 1998, the Company was notified that approximately $6 million in Company-owned inventory was stolen from a ship in the port of St. Petersburg, Russia. The ship had been chartered by a major customer of the Company's former food-exporting business. The Company believes, based on the facts known to date, that the loss is covered by insurance. However, following submission of a claim for indemnity, the insurance carrier denied the Company's claim for coverage and the Company commenced a lawsuit seeking to obtain coverage under the insurance carrier's policy. On October 23, 2001, the U.S. District Court of the Southern District of New York granted the Company summary judgement on its claim and awarded the Company interest to the date of judgement. In November 2001, the insurance carrier appealed the judgement to the U.S. Court of Appeals for the Second Circuit. Although the Company will continue to vigorously assert its claim in the litigation, the interest awarded by the U.S. District Court will not be recognized as income until collection is assured.

             INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


ACQUISITION

On November 13, 2001, we completed the acquisition of the Pillsbury dessert and specialty products business, the Pillsbury non-custom foodservice baking mix and frosting products business, and certain regional flour and side-dish brands of General Mills (the Acquisition). The cash purchase price for the Acquisition paid at closing was $304.5 million. The assets and liabilities of the acquired businesses are included in our consolidated balance sheet as of December 1, 2001. The operating results of the acquired businesses have been included in our consolidated statement of operations since the date of acquisition. The Acquisition is expected to complement our existing bakery mix manufacturing operations and grain-based foods expertise. See Note 3 to the consolidated condensed financial statements for additional information on the Acquisition.

RESULTS OF OPERATIONS

Overview

For the third quarter ended December 1, 2001, we reported a net loss of $0.6 million, or 3 cents per share, compared with net earnings of $8.5 million, or 45 cents per share, a year ago. Third-quarter fiscal 2002 results were impacted by a $10.3 million pre-tax loss due to the cancellation of a planned debt offering associated with the Acquisition. The decline in results was also partially driven by lower operating earnings in both our Multifoods Distribution Group and North America Foods business segments. In addition, results were impacted by costs associated with the Acquisition.

Third-quarter fiscal 2002 results also included a net pre-tax unusual gain of $1.1 million, or 5 cents per share, primarily associated with the sale of a condiments processing facility in Canada. Included in last year's third quarter results was a pre-tax charge of $1.5 million, or 5 cents per share, for severance and related costs that resulted from our plan to consolidate our condiments operations.

For the nine months ended December 1, 2001, net earnings were $4.3 million, or 23 cents per diluted share, compared with $18.5 million, or 98 cents per diluted share, a year ago.

Segment Results

Multifoods Distribution Group: Net sales in the third quarter increased 11% to $577 million, compared with $518.7 million a year ago. Sales volumes increased approximately 7%. We achieved substantial growth in the sandwich and pizza restaurant customer segments due to the addition of several large new customer accounts and by growth in existing accounts. The sales increase was partially offset by a decline in sales to vending operators. Vending distribution sales were impacted by competitive pricing pressures and lower industry demand in certain regions of the United States due to the soft economy.

Operating earnings before unusual items declined 28% to $4.3 million, compared with $6 million a year ago. Operating earnings were impacted by inefficiencies associated with the significant new business accounts as well as a year-over-year increase in labor rates. Our labor costs increased as we had to raise pay rates in certain job categories and in certain regions last year because of the tight labor market. Operating earnings were also impacted by the decline in sales to vending operators.

In the third quarter of fiscal 2002, we closed our Kent, Washington distribution facility and recognized a $0.1 million unusual charge primarily related to employee termination costs.

Net sales for the nine-month period increased 14% to $1,690.5 million, compared with $1,483.4 million a year ago. Operating earnings before unusual items declined 19% to $12.2 million, compared with $15 million a year ago. Net sales and operating earnings for the nine months ended December 1, 2001, were impacted by essentially the same factors as described in the discussion of third quarter results.

North America Foods: Net sales in the third quarter increased 16% to $152.2 million, compared with $131.1 million a year ago. Excluding the impact of the Acquisition and unfavorable currency translation, sales increased approximately 6% for the quarter. The increase was primarily the result of the addition of a large new customer account in the United States and higher sales prices in Canada due to increased commodity costs. The increase in net sales was partially offset by lower consumer sales volumes in Canada and softness in sales to regional foodservice accounts in the United States.

Operating earnings before unusual items decreased 20% to $11.5 million, compared with $14.4 million in the third quarter last year. Operating earnings were affected by costs and inefficiencies resulting from our condiments facility consolidation project, lower consumer sales volumes in Canada and higher fixed costs from investment in new production lines. In order to support future growth in the United States, we made capital investments in new production lines that increased our manufacturing cost structure. In addition, operating earnings were impacted by higher commodity costs, competitive pricing pressures and unfavorable currency translation.

In the third quarter of fiscal 2002, we completed the sale of our condiment processing operations in Scarborough, Ontario as part of a plan to consolidate our condiment operations in Dunnville, Ontario. In addition to the gain on the sale, we also recognized a charge for additional employee termination and facility closing costs. We also recognized severance and related costs associated with the departure of the President of the Foodservice Products Division. As a result of these actions, we recognized a net unusual gain of $1.2 million.

Net sales for the nine-month period increased 8% to $389.7 million, compared with $362 million a year ago. In addition to the factors described for the third quarter, sales in the nine-month period improved on higher sales of commercial bakery products in Canada. Operating earnings before unusual items decreased 22% to $24.2 million, compared with $31 million last year. The decline resulted from essentially the same factors as described in the discussion of third quarter results.

Corporate: Corporate expenses for the third quarter were $2.3 million, compared with $1.2 million a year ago. The increase was primarily the result of costs related to the Acquisition.

Non-operating Expense and Income

Third quarter net interest expense increased to $4.8 million, compared with $3.7 million a year ago. The increase in net interest expense was due to higher average debt balances, which resulted from the cost of the Acquisition and increased working capital levels. The increase was partially offset by lower average borrowing rates on our variable rate debt obligations.

In the third quarter of fiscal 2002, we wrote off $10.3 million of underwriting and other direct costs associated with the planned issuance of $200 million in high-yield unsecured notes. We cancelled the debt offering as more favorable financing became available when, as part of the Acquisition, Diageo plc agreed to guarantee $200 million of our debt obligations.

Income Taxes

For nine months ended December 1, 2001, our overall effective tax rate on earnings before extraordinary item was 34.7%, compared with 46.8% in the same period last year. Last year our effective tax rate was affected by income tax expense of $3.1 million associated with a dividend from our Canadian subsidiary. In addition, the effective tax rate in both periods was affected by taxes associated with unusual items. Excluding the impact of the Canadian dividend and unusual items, our effective tax rate on earnings before extraordinary item was 38% for the first nine months of fiscal 2002 and 2001.

Extraordinary Item

As a result of the refinancing of our debt facilities due to the Acquisition, we recorded a $0.5 million after-tax charge in the third quarter of fiscal 2002. The charge consisted of direct costs incurred for the redemption of our outstanding medium-term notes and write-off of unamortized bank fees related to previous credit arrangements.

FINANCIAL CONDITION

In connection with the Acquisition, we entered into a $450 million senior secured credit facility with a syndicate of banks, financial institutions, and other entities and a $200 million bilateral credit facility. We applied the proceeds from borrowings under the new credit facilities to pay the purchase price of the Acquisition, to refinance our debt, to pay fees and expenses related to the refinancing of our indebtedness and to fund our working capital needs.

The $450 million senior secured facility is comprised of a $100 million revolving credit facility that expires on September 30, 2006, a $150 million amortizing Term A loan facility and a $200 million amortizing Term B loan facility. As of December 1, 2001, $67.7 million was available under the revolving credit facility. The interest rates on borrowings under the $450 million senior secured facility are variable and based on current market interest rates plus a spread based on our leverage. The current spread on LIBOR based loans is 3%. The credit agreement also contains covenants that restrict dividend payments, limit capital expenditures and require the maintenance of leverage, interest coverage and fixed charge coverage ratios. Some of the covenants become more restrictive over time. Borrowings under these facilities may be used for general corporate purposes. The facility is secured by our assets.

In November 2001, we entered into interest rate swap agreements in order to fix a portion of our variable rate borrowings. The interest rate swap agreements were for terms of 1.5 years, 2 years and 3 years for notional amounts of $50 million, $25 million, and $25 million, respectively. The fixed pay rates on the swaps are 2.81%, 3.33% and 3.93%, respectively, and we receive the three month LIBOR rate.

On December 17, 2001, we repaid the $200 million bilateral credit facility by issuing $200 million senior unsecured notes. The notes mature on November 13, 2009 and have an interest rate of 6.602%, payable annually. In anticipation of the issuance, we entered into an interest rate swap agreement that when terminated had the effect of adjusting the effective interest rate of the debt to 5.97%. The senior unsecured notes have been guaranteed by Diageo plc. The guarantee may terminate, in limited circumstances, prior to the maturity of the notes.

In May 2001, Standard and Poor's lowered our corporate credit rating to "BB" in anticipation of the increased debt from the Acquisition. Standard and Poor's also assigned a "BB+" bank loan rating to our $450 million senior secured bank facility. In December 2001, these ratings were affirmed by Standard and Poor's and a "stable outlook" was assigned.

Also in May 2001, Moody's Investors Service (Moody's) assigned prospective ratings to us in anticipation of the Acquisition and the resulting increased leverage. In November 2001, Moody's assigned to us a "Ba3" senior implied rating and a "B1" senior unsecured issuer rating. Moody's also assigned a "Ba2" rating to our $450 million senior secured bank facility and a "positive outlook" on our debt ratings.

Our debt-to-total-capitalization ratio increased to 68.6% at December 1, 2001 compared with 42.1% at March 3, 2001. The increase in the debt-to-total-capitalization ratio was primarily the result of additional debt incurred for the Acquisition.

Cash used for operations was $69.2 million for the first nine months of fiscal 2002 compared with $6 million for the first nine months of fiscal 2001. The change was primarily due to increased working capital usage. Accounts receivables and inventories increased due to additional sales volumes. In addition, accounts receivable increased due to the termination of a receivable securitization program in Canada. Accounts payable declined due to timing of payments to suppliers. Other current assets increased due to an increase in market value on the interest rate swaps and a receivable from General Mills for the net proceeds due us, under a transition services agreement, for the period in November we owned the acquired businesses.

Cash used for investing activities was $307 million for the first nine months of fiscal 2002 compared with $3.2 million for the first nine months of fiscal 2001. Activities in the first nine months of fiscal 2002 primarily consist of the Acquisition and capital expenditures, which included amounts for the expansion of our condiments operation in Dunnville, Ontario. Fiscal 2002 also included $17.5 million received for payment on a note from Gruma, S.A. de C.V. The first nine months of fiscal 2001 included $12 million received from the sale of our corporate headquarters building and capital expenditures of $24.5 million. Capital expenditures in fiscal 2001 included amounts for facility expansion and consolidation projects at Multifoods Distribution Group.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Under the provisions of SFAS 142, goodwill and other intangible assets that have indefinite lives will no longer be amortized, but subjected to impairment testing. Goodwill amortization expense in fiscal 2001 was $2.6 million pretax, $1.7 million after tax. SFAS 142 is effective for the Company in the first quarter of fiscal 2003. However, any goodwill and any intangible assets determined to have an indefinite life that are acquired in a business combination completed after June 30, 2001 will not be amortized. The Company is currently evaluating the impact of the standard and may be required to recognize an impairment loss associated with its Multifoods Distribution Group business upon adoption of the standard. As of December 1, 2001, the unamortized goodwill balance of the Multifoods Distribution Group business was $65.7 million.

Additional discussion on new accounting pronouncements is included in Note 2 to the consolidated condensed financial statements.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, successful completion of the integration of the acquired businesses; reliance on General Mills, Inc., to provide material transition and co-pack services to our Consumer Products Division, including the conversion of the General Mills Toledo plant for our use; the results of our review of strategic alternatives for Multifoods Distribution Group; the impact of competitive products and pricing; changes in consumer preferences and tastes or perceptions of health-related issues; effectiveness of advertising or market-spending programs; market or weather conditions that may affect the costs of grain, cheese, other raw materials, fuel and labor; changes in laws and regulations; fluctuations in interest rates; the inability to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in our reports filed with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

             4.1 Credit Agreement, dated as of September 28, 2001, among International Multifoods Corporation, Robin Hood Multifoods Inc., the several lenders from time to time parties thereto, Rabobank International, as Documentation Agent, U.S. Bank National Association and UBS Warburg LLC, as Syndication Agents, and Canadian Imperial Bank of Commerce, as U.S. Administrative Agent and Canadian Administrative Agent.

                  The Company hereby agrees to furnish to the Securities and Exchange Commission upon request copies of all Schedules and Exhibits to the Credit Agreement.

             4.2 Fiscal Agency Agreement, dated as of December 17, 2001, among International Multifoods Corporation, as Issuer, Diageo plc, as Guarantor, JP Morgan Chase Bank, as Fiscal Agent and Principal Paying Agent, and J.P. Morgan Bank Luxembourg S.A., as Paying Agent.

            10.1 Second Amendment to Employment Agreement, dated as of November 13, 2001, by and between International
                  Multifoods Corporation and Gary E. Costley.

            10.2 Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation.

            11.   Computation of Earnings (Loss) Per Common Share.

            12.   Computation of Ratio of Earnings to Fixed Charges.

      (b)   Reports on Form 8-K

            During the quarter ended December 1, 2001, the Company filed a Current Report on Form 8-K dated November 13, 2001, relating to the Company's acquisition of the Pillsbury dessert and specialty products business and the Pet evaporated milk and dry creamer business of The Pillsbury Company and the United States Robin Hood business, the Farmhouse flavored rice and pasta side-dish products business and the La Pina, Red Band and Softasilk retail flour businesses of General Mills, Inc.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERNATIONAL MULTIFOODS CORPORATION




Date:    January 14, 2002       By:   /s/ John E. Byom
                                    --------------------------------
                                      John E. Byom
                                      Vice President - Finance and Chief
                                      Financial Officer
                                      (PRINCIPAL FINANCIAL OFFICER
                                      AND DULY AUTHORIZED OFFICER)

                                  EXHIBIT INDEX

 4.1 Credit Agreement, dated as of September 28, 2001, among International Multifoods Corporation, Robin Hood Multifoods Inc., the several lenders from time to time parties thereto, Rabobank International, as Documentation Agent, U.S. Bank National Association and UBS Warburg LLC, as Syndication Agents, and Canadian Imperial Bank of Commerce, as U.S. Administrative Agent and Canadian Administrative Agent.

      The Company hereby agrees to furnish to the Securities and Exchange Commission upon request copies of all Schedules and Exhibits to the Credit Agreement.

 4.2 Fiscal Agency Agreement, dated as of December 17, 2001, among International Multifoods Corporation, as Issuer, Diageo plc, as Guarantor, JP Morgan Chase Bank, as Fiscal Agent and Principal Paying Agent, and J.P. Morgan Bank Luxembourg S.A., as Paying Agent.

10.1 Second Amendment to Employment Agreement, dated as of November 13, 2001, by and between International Multifoods Corporation and Gary
      E. Costley.

10.2 Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation.

11.   Computation of Earnings (Loss) Per Common Share.

12.   Computation of Ratio of Earnings to Fixed Charges.