Form 10-K
period 2002-03-02
INTERNATIONAL MULTIFOODS CORP
filed 2002-05-21
CIK 51410

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 2, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 1-6699

INTERNATIONAL MULTIFOODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0871880 (IRS Employer Identification No.)
110 Cheshire Lane, Suite 300, Minnetonka, Minnesota (Address of principal executive offices)	55305 (Zip Code)

(952) 594-3300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock (par value $.10 per share)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        The aggregate market value of Common Stock, par value $.10 per share, held by non-affiliates of the registrant (see Item 12 hereof) as of May 1, 2002 (based on the closing sale price of $28.31 per share as reported in the consolidated transaction reporting system on such date) was $530,386,491.

        The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of May 1, 2002 was 19,043,069.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 2, 2002 are incorporated by reference into Parts I and II.

        Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2002 are incorporated by reference into Part III.

PART I

Item 1.    Business.

General

        International Multifoods Corporation, incorporated in Delaware in 1969 as the successor to a business founded in 1892, operates food manufacturing businesses in the United States and Canada and a foodservice distribution business in the United States.

        We manage our businesses through four operating segments: U.S. Consumer Products, U.S. Foodservice Products, Canadian Foods and Multifoods Distribution Group. Financial information for the last three fiscal years for each of our business segments, which is included in Note 16 to our Consolidated Financial Statements on pages 46 and 47 of our Annual Report to Stockholders for the fiscal year ended March 2, 2002 ("2002 Annual Report to Stockholders"), is incorporated herein by reference.

U.S. Consumer Products

        On November 13, 2001, we acquired the Pillsbury dessert and specialty products business and the Pet evaporated milk and dry creamer business of The Pillsbury Company ("Pillsbury") and the United States Robin Hood business, the Farmhouse flavored rice and pasta side-dish products business and the La Piña, Red Band and Softasilk retail flour businesses of General Mills, Inc. ("General Mills") (the "Acquisition"). These acquired businesses comprise our U.S. Consumer Products segment.

        Through our U.S. Consumer Products segment, we market and distribute flour and scratch ingredients, dessert mixes, baking mixes, ready-to-spread frostings, potato mixes, dry breakfast mixes and syrups primarily under the Pillsbury, Martha White, Jim Dandy, Gladiola, Robin Hood, La Piña, Red Band, Softasilk, Hungry Jack and Idaho Spuds brand names for sale through retail channels in the United States. In addition, we market and sell flavored rice and pasta side-dish products under our Farmhouse brand name. Products in our portfolio are strong brands in the packaged foods industry, some having operating histories more than 100 years.

        Our Pillsbury branded products currently include 100 stock-keeping units ("SKUs") in seven general subcategories: cake mix, ready-to-spread frosting, brownie mix, muffin mix, cookie mix, quickbread mix and flour and scratch ingredients. Our Martha White branded products include 84 SKUs in the three major subcategories of muffin mixes, brownie mixes and scratch ingredients. We also market cornbread mix under the Gladiola brand name and grits under the Jim Dandy brand name. We currently market a total of 31 SKUs under the Hungry Jack brand, including seven pancake mix SKUs, five syrup SKUs and 19 potato mix SKUs. The 19 potato mix SKUs include products across three product lines: core mashed potatoes, specialty potatoes and mashed potatoes with gravy. We market 11 SKUs in the flour and scratch subcategory under our Robin Hood, La Piña, Red Band and Softasilk brands. We also market 27 pasta and rice side-dish SKUs under our Farmhouse brand.

        In connection with the Acquisition, we entered into a retail trademark license agreement pursuant to which Pillsbury has licensed to us the exclusive right to use certain Pillsbury trademarks, including the Pillsbury "barrelhead" and "doughboy" related trademarks, on a royalty-free basis for an initial term of 20 years, on certain dessert and baking mix and flour products and other baking related products in retail channels in the United States and its territories and commonwealths, including Puerto Rico. We also have the non-exclusive right to sell covered products bearing these trademarks to stores of United States-based retailers in Mexico and Canada. This license is renewable by us for unlimited additional 20-year terms on a royalty-free basis after the initial 20-year term.

        Also in connection with the Acquisition, we entered into several agreements with General Mills related to the production of the products of our U.S. Consumer Products segment. Under a conversion plan agreement, General Mills is converting its Toledo, Ohio plant (the "Toledo Plant") for our use. We currently anticipate that this conversion will be completed by November 2002, at which time we will purchase the Toledo Plant from General Mills. The conversion will be considered complete only if and when a supervisory panel consisting of three members (one appointed by each of us, General Mills and a third-party trustee appointed by the parties to monitor the conversion) determines that the production lines installed by General Mills in the Toledo Plant meet certain product quality, cost and efficiency standards when they are operated under normal conditions. The Toledo Plant has approximately 600,000 square feet of production and warehouse space. When the conversion is complete, we will operate eight production lines in the Toledo Plant, including six production lines for dry mixes and two production lines for ready-to-spread frosting.

        Under a co-pack agreement, General Mills is manufacturing and packaging certain products for our U.S. Consumer Products segment until the conversion is completed. The co-pack agreement generally requires us to purchase all of our requirements for products covered by the agreement from General Mills unless General Mills is unable to fill our orders or we desire to produce the products ourselves. Under a transition services agreement, General Mills is providing various transition services to us for the businesses acquired in the Acquisition, including services relating to raw material procurement and warehousing. General Mills will provide these services to us for varying time periods ranging from 30 days after the closing of the Acquisition for certain services to the date that the conversion is completed for others. Third party co-packers other than General Mills manufacture and package most of the remaining products of our U.S. Consumer Products segment.

        Our U.S. Consumer Products segment sells its products to supermarket chains, retail wholesalers and other retail channels. Our customers include Fleming Companies, Inc., Kroger Co., SuperValu, Inc. and Wal-Mart Stores, Inc. CROSSMARK, Inc., a privately held, nationwide sales and marketing organization, provides retail sales and marketing services for our U.S. Consumer Products brands. We also employ a direct sales force.

        Our U.S. Consumer Products segment competes in the United States retail food manufacturing industry. Our Pillsbury and Martha White brands compete primarily within the dessert and baking mixes, or DBM, market. This market has remained relatively constant over the past three years at approximately $1.8 billion of sales and includes mixes for cakes, cookies, brownies, muffins and quickbread, as well as ready-to-spread frosting and ingredients used in scratch baking such as flour. Within the DBM category, we compete primarily with Betty Crocker, which is produced by General Mills, and Duncan Hines, which is produced by Aurora Foods. Our Hungry Jack brand competes in three primary market categories: pancake mix, dehydrated potatoes and table syrup. We compete primarily with Aunt Jemima, which is produced by PepsiCo's Quaker Foods segment, in pancake mix and Betty Crocker in dehydrated potatoes.

U.S. Foodservice Products.

        Our U.S. Foodservice Products segment produces approximately 1,400 products for retail, wholesale and in-store bakeries and foodservice customers primarily in the United States. Through this segment, we produce baking mix products, including mixes for breads, rolls, bagels, donuts, muffins, Danishes, cakes, cookies, brownies, bars and pizza crusts, as well as fillings, icings and frostings. Baking mix products are marketed under our Multifoods, Pillsbury and Jamco brands. In addition, we manufacture and market frozen batters, doughs and desserts under our Multifoods, Gourmet Baker and Fantasia brands. Our products are marketed through our own direct sales force of sales and technical support personnel, as well as through a network of brokers and bakery distributors, which in turn sell our products to retail bakers and other customers. Our customers include Ahold USA, Inc., Costco Wholesale Corporation, Dunkin' Donuts, Pizza Hut, Inc. and Wal-Mart Stores, Inc.

        In connection with the Acquisition, we entered into a foodservice trademark license agreement with Pillsbury under which we have the exclusive right to use certain Pillsbury trademarks, including the Pillsbury "barrelhead" and "doughboy" related trademarks, on a royalty-free basis for seven years after closing on certain non-custom dry mix products in packages of seven pounds or less and non-custom frosting products in packages of 11 pounds or less in foodservice channels in the United States and its territories and commonwealths, including Puerto Rico, and in certain limited instances and on a non-exclusive basis, Mexico and Canada. This license is non-renewable.

        Our U.S. Foodservice Products segment encounters significant competition in the bakery products market. We are a leading supplier of baking mixes to foodservice operators and retail and in-store bakeries in the United States and we compete with several large corporations and regional producers of baking mixes. With respect to frozen bakery products, we compete primarily in the foodservice and in-store bakery markets with several large corporations and numerous regional suppliers that have select product offerings. We compete on the basis of product quality and uniqueness, product convenience, brand loyalty, timely delivery and customer service, as well as price.

        Canadian Foods.    Our Canadian Foods segment consists of our retail and commercial foods businesses in Canada. Canadian Foods manufactures flour and baking mixes, primarily under the Robin Hood brand, and pickles and relish condiments, primarily under the Bick's brand for sale through retail and commercial channels in the United States and Canada. Under agreements with Aurora Foods, we also manufacture, market and distribute Aurora Foods' Duncan Hines brand baking mixes in Canada. More than 40 retail baking mixes are sold in Canada under our Robin Hood brand, while retail flour is sold in Canada under the Robin Hood, Golden Temple, Brodie, Cream of the West, and Monarch brands. In the United States, we sell retail flour under our Golden Temple brand. We also sell hot cereals in Canada under our Robin Hood, Old Mill, Red River and Purity brands. In addition, we manufacture and market pickles and relish condiments to consumers in Canada, where our Bick's brand is the market leader. We also sell condiments in Canada under the Habitant, Gattuso, Woodman's, Rose and McLaren's labels.

        The commercial foods business of our Canadian Foods segment produces pickles and relish condiments, baking mix products, wheat flour and oat products for retail, in-store and wholesale bakeries and foodservice customers in Canada and the United States. Such products are sold primarily under our Robin Hood and Bick's brands.

        The products of our Canadian Foods segment are marketed primarily through our own sales organization, supported by advertising and other promotional activities. Our customers include Loblaw Companies Limited, The TDL Group Limited and Sobeys Inc. Our competitors in Canada include both large corporations and regional producers. We compete on the basis of product quality, product convenience, the ability to identify and satisfy emerging consumer preferences, brand loyalty, timely delivery and customer service, as well as price.

Multifoods Distribution Group

        Our Multifoods Distribution Group segment is a distributor of food and related products to the foodservice industry in the United States. Our Multifoods Distribution Group segment leases or owns a fleet of approximately 490 tractors, 580 trailers and 50 straight trucks, most of which are equipped with an on board computer system from which drivers and managers obtain delivery performance and route information. We operate 27 distribution centers located nationwide. We also operate 11 cash and carry locations from which customers can make purchases. No single customer accounts for a significant portion of the segment's sales. Deliveries are made directly to customers, generally once a week, from distribution centers located nationwide. We market our services and products through our own foodservice and vending sales organizations.

        Our Multifoods Distribution Group segment is a distributor of food and related products in the United States to independent pizza restaurants and other casual-dining, limited-menu operators, including sandwich shops, Mexican restaurants, movie theaters, fund-raising groups, commissaries and stadium and recreational concession stands. Our customers include Jack-in-the-Box, Noble Roman's, Togo's, Quizno's, Schlotzsky's and Subway. We distribute a broad selection of cheeses, meats, snacks, paper goods, cleaning supplies and other products, including pizza ingredients sold under our Ultimo! brand as well as major national brands.

        Our Multifoods Distribution Group segment is also the only nationwide U.S. vending distributor, serving approximately 13,000 vending and office coffee service operators and other concessionaires. Our vending distribution customers include American Multi-Cinema, Inc., Aramark, Inc., Compass Group USA, Inc. (Canteen) and Sodexho Operations, LLC. We distribute and sell more than 5,000 food products consisting primarily of candy, snacks, frozen and refrigerated products, pastries, hot beverages and juices. Most of these products are nationally advertised brand products. We also sell certain products, such as premium ground and whole-bean coffee, hot cocoa, creamer and sugar, under our own Grindstone Café private label.

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

        The distribution business is highly competitive. We compete with several national and regional broadline distributors, regional specialty foodservice distributors and local independent distributors. While we are the only nationwide vending distributor, we encounter significant competition from regional and local distributors as well as warehouse clubs. We compete on the basis of competitive pricing, the availability of a wide variety of products, a national distribution network and prompt and accurate delivery of orders. We believe that our pizza expertise, our vending expertise and the value- added services we provide our customers (such as merchandising support, special incentive programs and company-sponsored trade shows) differentiate us in part from our competitors.

        In February 2001, we announced that we were exploring strategic alternatives for our Multifoods Distribution Group segment. Our review was delayed during fiscal 2002 as we focused our efforts on completing the Acquisition and positioning our existing manufacturing operations for future growth. Although we are unable to provide a specific timetable, we expect to complete the review in fiscal 2003.

Other Information Relating to the Business of Multifoods

        Sources of Supply and Raw Materials.    With respect to our U.S. Consumer Products, U.S Foodservice Products and Canadian Foods segments, raw materials generally are available from numerous sources and we believe that we will continue to be able to obtain adequate supplies. In Canada, we minimize risks associated with wheat market price fluctuations by hedging our wheat and flour inventories, open wheat purchase contracts and open flour sales contracts with wheat futures contracts. In the United States, we also enter into futures contracts to reduce the risk of price fluctuations on certain anticipated raw material purchases. See Note 8 to the Consolidated Financial Statements which are incorporated by reference in Part II, Item 8, hereof.

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

        Trademarks and Other Intellectual Property.    We own numerous trademarks, service marks and product formulae which are important to our businesses. In addition, we use certain Pillsbury trademarks, including the Pillsbury "barrelhead" and "doughboy" related trademarks, on a royalty-free basis, under the terms of the retail trademark license agreement and the foodservice trademark license agreement described above. The most significant trademarks and service marks are identified by appearing in all italicized letters above. Most of our trademarks and service marks are registered.

        Seasonality.    Our U.S. Consumer Products, U.S. Foodservice Products and Canadian Foods segments experience some seasonality of their businesses due to increased demand for their products during the fall and holiday baking seasons. As a result, sales volumes of the U.S. Consumer Products, U.S. Foodservice Products and Canadian Foods segments are generally higher during our fiscal third quarter. Our Multifoods Distribution Group segment does not experience material seasonal variations in its sales volumes.

        Environmental Regulation.    Our facilities in the United States and Canada are subject to federal, state, provincial and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net earnings or competitive position.

        On January 15, 1998, VIP's Industries, Inc. ("VIP's") filed a third-party complaint against us in the Circuit Court of Linn County, Oregon. The third-party complaint alleges that we, through our former subsidiary Crown Industries, Inc. ("Crown"), caused the environmental contamination of certain real property, and the groundwater beneath the real property, located in Albany, Oregon. At the time of our acquisition of Crown in 1976, Crown owned the subject real property and leased it to an operator of a retail gasoline service station. We sold the subject real property in 1981. The claims asserted by VIP's and the original plaintiffs in the lawsuit have been settled. However, crossclaims made by Ultramar, Inc., another defendant in the lawsuit, are continuing. Ultramar has alleged that we are strictly liable under Oregon law for costs of removal of contamination and remediation of real property adjacent to the VIP's real property. The Ultramar real property was also owned by Crown at the time of our acquisition of Crown and was sold by us in 1981 at the same time we sold the VIP's real property. Ultramar is seeking contribution for its costs of remedial action related to the contamination of its real property and the groundwater beneath the real property, which costs are claimed by Ultramar to be as much as $8.8 million. We believe that we have sustainable defenses to the claims asserted by Ultramar and we are vigorously defending the lawsuit. The lawsuit is currently scheduled for trial in June 2002. In addition, we have tendered defense of the lawsuit to our insurance carriers during the period of time at issue in the lawsuit. Liberty Mutual Insurance Co., our primary insurance carrier during such period, has accepted defense of the lawsuit but has advised us that it will not indemnify Multifoods for liability arising from the claims asserted in the lawsuit. We continue to believe that the claims asserted in the Ultramar lawsuit are covered by our insurance policies. Therefore, we have commenced a lawsuit in the Circuit Court of Multnomah County, Oregon against Liberty Mutual and another insurer, TIG Insurance Co., to enforce coverage under our policies with these insurers for any liability arising from claims asserted in the Ultramar lawsuit.

        Employees.    As of March 2, 2002, we and our subsidiaries had 4,680 employees.

Cautionary Statement Relevant to Forward-Looking Information

        This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may from time to time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, successful completion of the integration of the businesses acquired in the Acquisition; reliance on General Mills to provide material transition and co-pack services to our U.S. Consumer Products segment, including the conversion of the Toledo Plant for our use; the results of our review of strategic alternatives for Multifoods Distribution Group; the impact of competitive products and pricing; changes in consumer preferences and tastes or perceptions of health-related issues; effectiveness of advertising or market-spending programs; market or weather conditions that may affect the costs of grain, cheese, other raw materials, fuel and labor; changes in laws and regulations; fluctuations in interest rates; the inability to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in our reports filed with the Securities and Exchange Commission.

Item 2.    Properties.

        Our principal executive offices are located in Minnetonka, Minnesota in leased office space. Several of our subsidiaries also own or lease office space. We operate numerous processing and distribution facilities throughout the United States and Canada. We believe that our facilities are suitable and adequate for current production or distribution volumes. The following is a description of our properties as of March 2, 2002.

U.S. Consumer Products

        As discussed in Item 1 above, under our conversion plan agreement with General Mills, General Mills is converting its Toledo Plant for our use. We currently anticipate that this conversion will be completed by November 2002, at which time we will purchase the Toledo Plant from General Mills. The Toledo Plant has approximately 600,000 square feet of production and warehouse space. When the conversion is complete, we will operate eight production lines in the Toledo Plant, including six production lines for dry mixes and two production lines for ready-to-spread frosting.

U.S. Foodservice Products and Canadian Foods

        We manufacture the products of our U.S. Foodservice Products and Canadian Foods segments in 17 owned and leased processing facilities across the United States and Canada, as described in the following table:

Location	Primary Products	Size	Owned/Leased
Bonner Springs, Kansas	Bakery Mix/Frozen Bakery	100,000 s.f.	Owned
Burlington, Ontario	Bakery Mix	65,000 s.f.	Owned
Burnaby, British Columbia	Frozen Bakery	15,000 s.f.	Leased
Burnaby, British Columbia	Frozen Bakery	32,800 s.f.	Leased
Delhi Township, Ontario	Pickle Tank Farm	15 acres	Owned
Dunnville, Ontario	Pickles and Relish Condiments	98,300 s.f.	Owned
Elyria, Ohio	Bakery Mix	56,400 s.f.	Owned
La Mirada, California	Bakery Mix	100,860 s.f.	Leased
Lockport, New York	Bakery Mix	89,300 s.f.	Owned
Malden, Massachusetts	Bakery Fillings	12,000 s.f.	Leased
Montreal, Quebec	Flour Mill	203,000 s.f.	Owned
Montreal, Quebec	Bakery Mix	48,500 s.f.	Owned
Pt. Colborne, Ontario	Flour Mill	330,000 s.f.	Owned/Leased*
Saskatoon, Saskatchewan	Flour & Oat Mill/ Bakery Mix	230,000 s.f.	Owned
Sedalia, Missouri	Frozen Bakery	48,500 s.f.	Owned
Simcoe, Ontario	Frozen Bakery	65,000 s.f.	Owned
Winnipeg, Manitoba	Frozen Bakery	72,000 s.f.	Owned

*
We own the building and lease the land at our Pt. Colborne facility.

        Our U.S. Consumer Products, U.S. Foodservice Products and Canadian Foods segments also operate two research and development laboratories.

Multifoods Distribution Group

        We own 12 and lease 15 distribution centers aggregating approximately 2.77 million square feet for our Multifoods Distribution Group segment. These distribution centers are located in Tempe, Arizona; Anaheim, Fremont, Livermore, Modesto and Ontario, California; Denver, Colorado; Windsor, Connecticut; Kissimmee, Florida; Austell, Georgia; Woodridge, Illinois; Indianapolis, Indiana; Shawnee, Kansas; Louisville, Kentucky; Belleville, Michigan; Maple Grove and Rice, Minnesota; Springfield, Missouri; Parsippany and Swedesboro, New Jersey; Greensboro, North Carolina; Twinsburg, Ohio; Portland, Oregon; Memphis, Tennessee; and Dallas(2) and Houston, Texas.

        Our distribution business also operates 11 cash-and-carry distribution locations, which are separate from our other distribution centers.

Item 3.    Legal Proceedings.

        Neither Multifoods nor any of its subsidiaries is a party to any legal proceeding that is material to the business or financial condition of Multifoods. See the information under the heading "Other Information Relating to the Business of Multifoods—Environmental Regulation" in Item 1 above for a description of environmental matters in which Multifoods is involved.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders of Multifoods during the fourth quarter of the fiscal year ended March 2, 2002.

EXECUTIVE OFFICERS OF MULTIFOODS.

        The information contained in Item 10 in Part III hereof under the heading "Executive Officers of Multifoods" is incorporated by reference in Part I of this Report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our Common Stock is listed on the New York Stock Exchange. The high and low sales prices for our Common Stock as reported in the consolidated transaction reporting system and the amount of the cash dividends paid on our Common Stock for each quarterly period within the two most recent fiscal years, shown in Note 17 to our Consolidated Financial Statements on pages 48 and 49 of the 2002 Annual Report to Stockholders, are incorporated herein by reference.

        As of May 1, 2002, there were 3,998 holders of record of our Common Stock.

Item 6.    Selected Financial Data.

        The information for fiscal years 1998 through 2002 in the "Five-Year Comparative Summary" on page 21 of the 2002 Annual Report to Stockholders under the headings "Consolidated Summary of Operations," "Year-End Financial Position" and "Dividends Paid" is incorporated herein by reference. The information contained in Note 2 ("Businesses Acquired"), Note 3 ("Discontinued Operations") and Note 5 ("Unusual Items") to Multifoods's Consolidated Financial Statements on pages 36 through 38 of the 2002 Annual Report to Stockholders is also incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the heading "Management's Discussion and Analysis" on pages 22 through 29 of the 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The section under the heading "Management's Discussion and Analysis" entitled "Market Risk Management" on page 29 of the 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

        Multifoods' Consolidated Financial Statements as of March 2, 2002 and March 3, 2001, and for each of the fiscal years in the three-year period ended March 2, 2002, the Notes to Multifoods' Consolidated Financial Statements and the Report of Independent Auditors on pages 30 through 50 of the 2002 Annual Report to Stockholders are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The section under the heading "Election of Directors" on pages 5 through 10 and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22 of the Proxy Statement of International Multifoods Corporation dated May 17, 2002 ("2002 Proxy Statement") are incorporated herein by reference.

Executive Officers of Multifoods

        The following sets forth the name, age and business experience for at least the past five years of each of our executive officers as of May 1, 2002. Unless otherwise noted, the positions described are positions with Multifoods or its subsidiaries.

Name	Age	Positions Held	Period
Gary E. Costley	58	Chairman of the Board and Chief Executive Officer Chairman of the Board, President and Chief Executive Officer Dean of the Babcock Graduate School of Management at Wake Forest University	November 2001 to present 1997 to 2001 1995 to 1996
Frank W. Bonvino	60	Senior Vice President, General Counsel and Secretary Vice President, General Counsel and Secretary	November 2001 to present 1992 to 2001
John E. Byom	48	Vice President—Finance and Chief Financial Officer President, U.S. Foods Vice President—Finance, North America Foods	March 2000 to present 1999 to 2000 1995 to 1999
Randall W. Cochran	48	Vice President, Supply Chain Vice President, Manufacturing Effectiveness, the Kellogg Company (food manufacturer) Vice President, Operations, Convenience Foods Division of the Kellogg Company	January 2002 to present 1998-2001 1993- 1998
Ralph P. Hargrow	50	Vice President, Human Resources and Administration Vice President, Human Resources Senior Vice President— Human Resources & Administration of Rollerblade, Inc. (in-line skate manufacturer)	June 2000 to present 1999 to 2000 1994 to 1998

Dennis R. Johnson	50	Vice President and Controller, and Vice President— Finance and Chief Financial Officer, Multifoods Distribution Group Vice President and Controller	June 2000 to present 1995 to 2000
Gregory J. Keup	43	Vice President and Treasurer Assistant Treasurer	March 2000 to present 1996 to 2000
Daryl R. Schaller	58	Vice President, Research and Development Food Industry Consultant Senior Vice President, Scientific Affairs, the Kellogg Company (food manufacturer)	November 2001 to present 1997-2001 1994-1997
Jill W. Schmidt	43	Vice President, Communications and Investor Relations Vice President, Communications	March 2000 to present 1997 to 2000
Dan C. Swander	58
President and Chief Operating
    Officer
Principal, Swander Pace & Co.
    and Member, KSA
    Worldwide (consultants
    to the food, packaged goods
    and retailing industries)
Chairman and Managing
    Director, Swander Pace &
		Co.	November 2001 to present 2000-2001 1987-2000
Donald H. Twiner	61	Vice President and President, Robin Hood Multifoods Inc. President, Robin Hood Multifoods Inc.	June 1999 to present 1997 to 1999
James H. White	37
Vice President and President,
    U.S. Consumer Products
Category Vice President, The
    Pillsbury Company
    (food manufacturer)
Business Vice President, The
    Pillsbury Company
Business Team Leader, The
		Pillsbury Company	November 2001 to present 1999-2001 1998-1999 1996-1998

Michael J. Wille	42
Vice President and President,
    Multifoods Foodservice
    Products Division
Vice President Marketing,
    North American
    Institutional Division,
    Ecolab, Inc. (cleaning
    supplies and equipment)
Cargill Foods Group
    Marketing and Sales
    Director, Cargill, Inc. (food
		manufacturer)	December 2001 to present 2000-2001 1992-2000
Robert S. Wright	55
Senior Vice President and
    President, U.S. Foodservice
    Operations and Multifoods
    Distribution Group
Senior Vice President and
    President, U.S. Foodservice
    Operations
Vice President and President,
		North America Foods	August 2000 to present 1999 to 2000 1995 to 1999

        The executive officers of Multifoods are elected annually by the Board of Directors with the exception of the Presidents of our business units, who hold appointed offices.

Item 11.    Executive Compensation.

        The section under the heading "Election of Directors" entitled "Compensation of Directors" on pages 9 and 10 and the section entitled "Executive Compensation" on pages 14 through 20 of the 2002 Proxy Statement are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 3 through 5 of the 2002 Proxy Statement is incorporated herein by reference.

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

Item 13.    Certain Relationships and Related Transactions.

        The section under the heading "Security Ownership of Certain Beneficial Owners and Management" entitled "Certain Relationships and Related Transactions" on page 5 of the 2002 Proxy Statement is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  Documents Filed as a Part of this Report

1.    Financial Statements

        The following consolidated financial statements of International Multifoods Corporation and subsidiaries and the Report of Independent Auditors thereon, included in the 2002 Annual Report to Stockholders, are incorporated by reference in Part II, Item 8, hereof:

Consolidated Statements of Earnings—Years ended March 2, 2002, March 3, 2001 and February 29, 2000
Consolidated Balance Sheets—March 2, 2002 and March 3, 2001
Consolidated Statements of Cash Flows—Years ended March 2, 2002, March 3, 2001 and February 29, 2000
Consolidated Statements of Shareholders' Equity—Years ended March 2, 2002, March 3, 2001 and February 29, 2000
Notes to Consolidated Financial Statements
Report of Independent Auditors

2.    Financial Statement Schedules

        The consolidated financial statement schedule of International Multifoods Corporation and subsidiaries and the Independent Auditors' Report thereon required to be filed as part of this Report are listed below and are included at the end of this Report.

Independent Auditors' Report
Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.    Exhibits

3.1	Restated Certificate of Incorporation of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1993).
3.2
Bylaws of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.2 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 2000).
4.1
Credit Agreement, dated as of September 28, 2001, among International Multifoods Corporation, Robin Hood Multifoods Inc., the several lenders from time to time parties thereto, Rabobank International, as Documentation Agent, U.S. Bank National Association and UBS Warburg LLC, as Syndication Agents, and Canadian Imperial Bank of Commerce, as U.S. Administrative Agent and Canadian Administrative Agent (incorporated herein by reference to Exhibit 4.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001).
4.2
Fiscal Agency Agreement, dated as of December 17, 2001, among International Multifoods Corporation, as Issuer, Diageo plc, as Guarantor, JP Morgan Chase Bank, as Fiscal Agent and Principal Paying Agent, and J.P. Morgan Bank Luxembourg S.A., as Paying Agent (incorporated herein by reference to Exhibit 4.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001) .

4.3
Certificate of Designations of Series A Junior Participating Preferred Capital Stock of International Multifoods Corporation (incorporated herein by reference to Exhibit 4.7 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 3, 2001).

Multifoods hereby agrees to furnish to the Securities and Exchange Commission upon request copies of all other instruments defining the rights of holders of long-term debt of International Multifoods Corporation and its consolidated subsidiaries.
10.1
Share Rights Agreement, dated as of September 15, 2000, between International Multifoods Corporation and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated herein by reference to Exhibit 1 to Multifoods' Registration Statement on Form 8-A dated September 22, 2000).
10.2
1997 Stock-Based Incentive Plan of International Multifoods Corporation, as amended, (incorporated herein by reference to Exhibit 10.2 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997, Exhibit 10.3 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and Exhibit 10.3 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 3, 2001).*
10.3
Amended and Restated 1989 Stock-Based Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended August 31, 1993).*
10.4	1986 Stock Option Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 4 to Multifoods' Registration Statement on Form S-8 (Registration No. 33-6223)).*
10.5
Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of March 1, 1998 (incorporated herein by reference to Exhibit 10.7 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*
10.6	First Amendment to Management Incentive Plan of International Multifoods Corporation, as Amended and Restated as of March 1, 1998.*
10.7
Management Benefit Plan of International Multifoods Corporation, Restated Effective January 1, 1997, as further amended (incorporated herein by reference to Exhibit 10.7 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997 and Exhibit 10.10 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*
10.8
Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*
10.9
Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.5 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.10 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*
10.10
Supplemental Deferred Compensation Plan of International Multifoods Corporation, Adopted Effective April 1, 1997 (incorporated herein by reference to Exhibit 10.11 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.11
Employment Agreement, dated as of November 1, 1996, between International Multifoods Corporation and Gary E. Costley, as amended (incorporated herein by reference to Exhibit 10.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1996, Exhibit 10.16 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and Exhibit 10.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001).*
10.12
Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of Multifoods' executive officers, other than Gary E. Costley (incorporated herein by reference to Exhibit 10.2 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*
10.13
Letter Agreement, dated July 10, 1995, between International Multifoods Corporation and Robert S. Wright regarding benefits arrangements (incorporated herein by reference to Exhibit 10.19 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*
10.14
Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.20 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*
10.15
Memorandum of understanding, dated September 20, 1996, between Frank W. Bonvino and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.21 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1999).*
10.16
Amendment to Supplemental Retirement Agreement, dated March 23, 2000, between Frank W. Bonvino and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.22 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 2000).*
10.17	Severance Agreement, dated November 13, 2001, between Dan C. Swander and International Multifoods Corporation.*
10.18	Memorandum of understanding, dated November 13, 2001, between Dan C. Swander and International Multifoods Corporation regarding supplemental retirement benefits.*
10.19
Form of Indemnity Agreement between International Multifoods Corporation and each of Multifoods' executive officers (incorporated herein by reference to Exhibit 10.19 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*
10.20
Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.7 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.26 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*
10.21
Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*
10.22
Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*

10.23
Stock Purchase Agreement, dated as of August 6, 1999, by and between International Multifoods Corporation and Gruma S.A. de C.V. (incorporated herein by reference to Exhibit 2.1 to Multifoods' Current Report on Form 8-K dated August 18, 1999).
10.24
Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company and International Multifoods Corporation (incorporated herein by reference to Exhibit 2.1 to Multifoods' Current Report on Form 8-K dated November 13, 2001).
10.25
Closing Agreement, dated November 13, 2001, by and among General Mills, Inc., The Pillsbury Company and International Multifoods Corporation (incorporated herein by reference to Exhibit 2.2 to Multifoods' Current Report on Form 8-K dated November 13, 2001).
10.26
Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.2 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001).
11	Computation of Earnings (Loss) Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2002 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).
21	List of significant subsidiaries of International Multifoods Corporation.
23	Consent of KPMG LLP.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.

(b)
Reports on Form 8-K

      During the quarter ended March 2, 2002, Multifoods filed a Current Report on Form 8-K/A dated November 13, 2001, relating to Multifoods' acquisition of the Pillsbury dessert and specialty products business and the Pet evaporated milk and dry creamer business of The Pillsbury Company and the United States Robin Hood business, the Farmhouse flavored rice and pasta side-dish products business and the La Piña, Red Band and Softasilk retail flour businesses of General Mills, Inc., and including financial statements of businesses acquired and pro forma financial information.

  (c)
  See Exhibit Index and Exhibits attached to this Report.

  (d)
  See Financial Statement Schedules included at the end of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MULTIFOODS CORPORATION
Dated: May 20, 2002	By:	/s/ GARY E. COSTLEY Gary E. Costley, Ph.D. Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GARY E. COSTLEY Gary E. Costley, Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	May 20, 2002
/s/ JOHN E. BYOM John E. Byom	Vice President—Finance, and Chief Financial Officer (Principal Financial Officer)	May 20, 2002
/s/ DENNIS R. JOHNSON Dennis R. Johnson	Vice President and Controller (Principal Accounting Officer)	May 20, 2002
/s/ CLAIRE L. ARNOLD Claire L. Arnold	Director	May 20, 2002
/s/ JAMES M. JENNESS James M. Jenness	Director	May 20, 2002

/s/ NICHOLAS L. REDING Nicholas L. Reding	Director	May 20, 2002
/s/ JACK D. REHM Jack D. Rehm	Director	May 20, 2002
/s/ LOIS D. RICE Lois D. Rice	Director	May 20, 2002
/s/ RICHARD K. SMUCKER Richard K. Smucker	Director	May 20, 2002
/s/ DOLPH W. VON ARX Dolph W. von Arx	Director	May 20, 2002

Independent Auditors' Report

The Board of Directors and Shareholders of
International Multifoods Corporation:

Under date of April 8, 2002, we reported on the consolidated balance sheets of International Multifoods Corporation and subsidiaries as of March 2, 2002 and March 3, 2001, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the years in the three-year period ended March 2, 2002, as contained in the 2002 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended March 2, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Minneapolis, Minnesota
April 8, 2002

Schedule II

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three years ended March 2, 2002
(in thousands)

		Additions
Description	Balance at beginning of year	Net charges to costs and expenses	(Additions)/ Deductions		Balance at end of year

Allowance deducted from assets for doubtful receivables:
Year ended March 2, 2002	$4,211	$2,977	$4,432	(a)	$2,756

Year ended March 3, 2001	$4,938	$2,345	$3,072	(a)	$4,211

Year ended February 29, 2000	$3,034	$1,847	$(57)	(a)	$4,938

Note: (a)	(Additions)/Deductions include accounts charged off, net of recoveries, and foreign currency translation adjustments, which arise from changes in current rates of exchange.

INDEX TO EXHIBITS
TO ANNUAL REPORT ON FORM 10-K OF
INTERNATIONAL MULTIFOODS CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 2, 2002

3.1	Restated Certificate of Incorporation of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1993).
3.2
Bylaws of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.2 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 2000).
4.1
Credit Agreement, dated as of September 28, 2001, among International Multifoods Corporation, Robin Hood Multifoods Inc., the several lenders from time to time parties thereto, Rabobank International, as Documentation Agent, U.S. Bank National Association and UBS Warburg LLC, as Syndication Agents, and Canadian Imperial Bank of Commerce, as U.S. Administrative Agent and Canadian Administrative Agent (incorporated herein by reference to Exhibit 4.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001).
4.2
Fiscal Agency Agreement, dated as of December 17, 2001, among International Multifoods Corporation, as Issuer, Diageo plc, as Guarantor, JP Morgan Chase Bank, as Fiscal Agent and Principal Paying Agent, and J.P. Morgan Bank Luxembourg S.A., as Paying Agent (incorporated herein by reference to Exhibit 4.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001).
4.3
Certificate of Designations of Series A Junior Participating Preferred Capital Stock of International Multifoods Corporation (incorporated herein by reference to Exhibit 4.7 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 3, 2001).

Multifoods hereby agrees to furnish to the Securities and Exchange Commission upon request copies of all other instruments defining the rights of holders of long-term debt of International Multifoods Corporation and its consolidated subsidiaries.
10.1
Share Rights Agreement, dated as of September 15, 2000, between International Multifoods Corporation and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated herein by reference to Exhibit 1 to Multifoods' Registration Statement on Form 8-A dated September 22, 2000).
10.2
1997 Stock-Based Incentive Plan of International Multifoods Corporation, as amended, (incorporated herein by reference to Exhibit 10.2 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997, Exhibit 10.3 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and Exhibit 10.3 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 3, 2001).*

10.3
Amended and Restated 1989 Stock-Based Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended August 31, 1993).*
10.4	1986 Stock Option Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 4 to Multifoods' Registration Statement on Form S-8 (Registration No. 33-6223)).*
10.5
Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of March 1, 1998 (incorporated herein by reference to Exhibit 10.7 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*
10.6	First Amendment to Management Incentive Plan of International Multifoods Corporation, as Amended and Restated as of March 1, 1998.*
10.7
Management Benefit Plan of International Multifoods Corporation, Restated Effective January 1, 1997, as further amended (incorporated herein by reference to Exhibit 10.7 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997 and Exhibit 10.10 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*
10.8
Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*
10.9
Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.5 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.10 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*
10.10
Supplemental Deferred Compensation Plan of International Multifoods Corporation, Adopted Effective April 1, 1997 (incorporated herein by reference to Exhibit 10.11 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*
10.11
Employment Agreement, dated as of November 1, 1996, between International Multifoods Corporation and Gary E. Costley, as amended (incorporated herein by reference to Exhibit 10.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1996, Exhibit 10.16 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and Exhibit 10.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001).*
10.12
Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of Multifoods' executive officers, other than Gary E. Costley (incorporated herein by reference to Exhibit 10.2 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*

2

10.13
Letter Agreement, dated July 10, 1995, between International Multifoods Corporation and Robert S. Wright regarding benefits arrangements (incorporated herein by reference to Exhibit 10.19 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*
10.14
Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.20 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*
10.15
Memorandum of understanding, dated September 20, 1996, between Frank W. Bonvino and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.21 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1999).*
10.16
Amendment to Supplemental Retirement Agreement, dated March 23, 2000, between Frank W. Bonvino and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.22 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 2000).*
10.17	Severance Agreement, dated November 13, 2001, between Dan C. Swander and International Multifoods Corporation.*
10.18	Memorandum of understanding, dated November 13, 2001, between Dan C. Swander and International Multifoods Corporation regarding supplemental retirement benefits.*
10.19
Form of Indemnity Agreement between International Multifoods Corporation and each of Multifoods' executive officers (incorporated herein by reference to Exhibit 10.19 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*
10.20
Fee Deferral Plan for Non-Employee Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.7 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.26 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*
10.21
Deferred Income Capital Accumulation Plan for Directors of International Multifoods Corporation, Amended and Restated as of September 17, 1993 (incorporated herein by reference to Exhibit 10.8 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*
10.22
Form of Indemnity Agreement between International Multifoods Corporation and each non-employee director of the Company (incorporated herein by reference to Exhibit 10.21 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*
10.23	Stock Purchase Agreement, dated as of August 6, 1999, by and between International Multifoods Corporation and Gruma S.A. de C.V. (incorporated

3

herein by reference to Exhibit 2.1 to Multifoods' Current Report on Form 8-K dated August 18, 1999).
10.24
Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company and International Multifoods Corporation (incorporated herein by reference to Exhibit 2.1 to Multifoods' Current Report on Form 8-K dated November 13, 2001).
10.25
Closing Agreement, dated November 13, 2001, by and among General Mills, Inc., The Pillsbury Company and International Multifoods Corporation (incorporated herein by reference to Exhibit 2.2 to Multifoods' Current Report on Form 8-K dated November 13, 2001).
10.26
Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.2 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001).
11	Computation of Earnings (Loss) Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2002 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).
21	List of significant subsidiaries of International Multifoods Corporation.
23	Consent of KPMG LLP.

        *Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.

4

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Valuation and Qualifying Accounts Three years ended March 2, 2002 (in thousands)
INDEX TO EXHIBITS TO ANNUAL REPORT ON FORM 10-K OF INTERNATIONAL MULTIFOODS CORPORATION FOR THE FISCAL YEAR ENDED MARCH 2, 2002