Form 10-Q
period 2002-06-01
INTERNATIONAL MULTIFOODS CORP
filed 2002-07-03
CIK 51410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number

1-6699

INTERNATIONAL MULTIFOODS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-0871880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Cheshire Lane, Suite 300, Minnetonka, Minnesota	55305-1060
(Address of principal executive offices)	(Zip Code)

(952) 594-3300

(Registrant’s telephone number, including area code)

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

Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, as of June 28, 2002 was 19,085,026.

PART I.   FINANCIAL INFORMATION

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	THREE MONTHS ENDED
	June 1, 2002	June 2, 2001
Net sales	$779,638	$664,267
Cost of materials and production	(652,207)	(574,425)
Delivery and distribution	(60,704)	(49,452)
Gross profit	66,727	40,390
Selling, general and administrative	(49,832)	(33,297)
Operating earnings	16,895	7,093
Interest, net	(8,985)	(3,577)
Other income (expense), net	—	(151)
Earnings before income taxes and cumulative effect of change in accounting principle	7,910	3,365
Income taxes	(3,006)	(1,279)
Earnings before cumulative effect of change in accounting principle	4,904	2,086
Cumulative effect of change in accounting principle, net of tax of $23,781	(41,342)	—
Net earnings (loss)	$(36,438)	$2,086

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$.26	$.11
Cumulative effect of change in accounting principle	(2.17)	—
Total	$(1.91)	$.11

Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$.25	$.11
Cumulative effect of change in accounting principle	(2.12)	—
Total	$(1.87)	$.11

Average shares of common stock outstanding:
Basic	19,028	18,762
Diluted	19,456	18,972

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands)

	(Unaudited) June 1, 2002	Condensed from audited financial statements March 2, 2002
Assets
Current assets:
Cash and cash equivalents	$48,746	$26,474
Trade accounts receivable, net	146,413	149,914
Inventories	231,747	239,201
Other current assets	54,941	53,635
Total current assets	481,847	469,224
Property, plant and equipment, net	234,417	230,283
Goodwill, net	43,683	108,535
Other intangible assets, net	141,844	141,858
Other assets	174,763	174,770
Total assets	$1,076,554	$1,124,670

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$24,073	$24,508
Accounts payable	175,651	182,273
Other current liabilities	73,921	63,278
Total current liabilities	273,645	270,059
Long-term debt	512,268	514,541
Employee benefits and other liabilities	49,501	68,000
Total liabilities	835,414	852,600

Shareholders’ equity:
Common stock	2,184	2,184
Accumulated other comprehensive loss	(11,144)	(14,840)
Other shareholders’ equity	250,100	284,726
Total shareholders’ equity	241,140	272,070

Commitments and contingencies

Total liabilities and shareholders’ equity	$1,076,554	$1,124,670

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	THREE MONTHS ENDED
	June 1, 2002	June 2, 2001
Cash flows from operations:
Net earnings (loss)	$(36,438)	$2,086
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operations:
Depreciation and amortization	6,767	6,420
Cumulative effect of change in accounting principle	41,342	—
Deferred income tax expense	273	458
Increase in prepaid pension assets	(2,742)	(3,584)
Changes in working capital:
Accounts receivable	3,888	3,442
Inventories	9,336	(1,984)
Other current assets	(1,651)	(3,154)
Accounts payable	(7,740)	(37,253)
Other current liabilities	10,347	(4,347)
Other, net	7,948	(640)
Cash provided by (used for) operations	31,330	(38,556)
Cash flows from investing activities:
Capital expenditures	(4,904)	(7,732)
Proceeds from property disposals	40	22
Cash used for investing activities	(4,864)	(7,710)
Cash flows from financing activities:
Net increase in notes payable	—	45,919
Net decrease in long-term debt	(5,052)	(1,000)
Proceeds from issuance of common stock	875	877
Other, net	(232)	(3)
Cash provided by (used for) financing activities	(4,409)	45,793
Effect of exchange rate changes on cash and cash equivalents	215	(5)
Net increase (decrease) in cash and cash equivalents	22,272	(478)
Cash and cash equivalents at beginning of period	26,474	10,247
Cash and cash equivalents at end of period	$48,746	$9,769

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)           In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly our financial position as of June 1, 2002, and the results of our operations and cash flows for the three months ended June 1, 2002 and June 2, 2001.  These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended March 2, 2002.  The results of operations for the three months ended June 1, 2002, are not necessarily indicative of the results to be expected for the full year.

(2)           New accounting pronouncements

Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”

We adopted SFAS 142, “Goodwill and Other Intangible Assets,” on March 3, 2002.  Under SFAS 142, goodwill and other intangible assets that have indefinite lives will no longer be amortized, but rather will be tested for impairment at least annually in accordance with the provisions of the standard.  See Note 5 for further information on the adoption of SFAS 142.

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

We adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on March 3, 2002.  SFAS 144, which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” provides guidance on the accounting for and reporting of the impairment of long-lived assets.  Although SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, it also establishes certain criteria that would have to be met in order to classify an asset as held-for-sale.  With the exception of a certain key provision on classification, SFAS 144 also supersedes Accounting Principles Board (APB) No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  The adoption of SFAS 144 did not impact our consolidated financial statements.

Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor or a Reseller of the Vendor’s Products”

We adopted Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” on March 3, 2002.  The purpose of the EITF is to codify and reconcile the consensus reached on accounting for consideration paid from a vendor to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs.  The EITF also addresses accounting for coupons.  The guidance generally requires that these incentives be classified as a reduction of sales.  In addition, EITF 01-9 requires reclassification of prior-period financial statements to comply with its guidance.  As a result, we reclassified $1.8 million of promotional expenses to a reduction of net sales for the first quarter ended June 2, 2001.  The reclassification had no impact on our reported earnings.

(3)           Acquisition

On November 13, 2001, we acquired the Pillsbury dessert and specialty products business, the Pillsbury non-custom foodservice baking mix and frosting products business, and certain regional flour and side-dish brands of General Mills (the Acquisition).  The cash purchase price for the Acquisition paid at closing was $304.5 million.  The transaction was accounted for under the purchase method in accordance with SFAS 141, “Business Combinations.”

Assuming the Acquisition had occurred on March 3, 2001, the unaudited pro forma results of operations for the three months ended June 2, 2001 are as follows:

(in thousands,
except per share amounts)
Net sales	$755,607
Net earnings	9,278
Basic and diluted earnings per share	.49

The pro forma results of operations are based on our historical financial statements and those of the acquired businesses.  We believe that costs under our ownership, including marketing and product development, will exceed those included in the historical financial statements of the acquired businesses. Accordingly, the pro forma results do not purport to represent what our results of operations would have been had the Acquisition occurred on March 3, 2001.

(4)           Comprehensive income (loss) — The components of total comprehensive income (loss) were as follows:

	Three Months Ended
(in thousands)	June 1, 2002	June 2, 2001
Net earnings (loss)	$(36,438)	$2,086
Foreign currency translation adjustment	3,955	745
Net unrealized gain (loss) on cash flow hedges	(284)	32
Reclassification adjustment for amounts in earnings	25	(285)
Comprehensive income (loss)	$(32,742)	$2,578

(5)           Goodwill and other intangible assets — As discussed in Note 2, we adopted SFAS 142, “Goodwill and Other Intangible Assets” on March 3, 2002.  Under SFAS 142, goodwill and other intangible assets that have indefinite lives will no longer be amortized, but rather will be tested for impairment at least annually in accordance with the provisions of the standard.

The test for goodwill impairment is a two-step process.  The first step is a comparison of the fair value of the reporting unit (as defined) with its carrying amount, including goodwill.  If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value.  Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities.

In the first quarter of fiscal 2003, we completed the initial testing of our existing goodwill and other intangible assets that have indefinite lives. Based on valuations provided by an independent third-party using primarily discounted cash flows, we determined that all the goodwill associated with our Multifoods Distribution Group business was impaired.  As a result, we recorded a $65.1 million ($41.3 million after tax) goodwill impairment charge in the first quarter of fiscal 2003.  We classified the impairment charge as a cumulative effect of change in accounting principle in the consolidated statement of operations.  No other impairment charges resulted from the required impairment evaluations on the rest of the reporting units, which were determined using discounted cash flow analyses.  The assumptions used in these analyses were consistent with our internal plans.

The changes in the carrying amount of goodwill by segment for the three months ended June 1, 2002 are as follows:

(in thousands)	U.S. Consumer Products	U.S. Foodservice Products	Canadian Foods	Multifoods Distribution Group	Total
Balance as of March 3, 2002	$24,715	$12,643	$6,054	$65,123	$108,535
Impairment losses	—	—	—	(65,123)	(65,123)
Foreign currency translation	—	—	271	—	271
Balance as of June 1, 2002	$24,715	$12,643	$6,325	$—	$43,683

Other intangible assets as of June 1, 2002 and March 2, 2002 are as follows:

	June 1, 2002			March 2, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trademarks	$9,090	$1,541	$7,549	$9,090	$1,394	$7,696
Non-compete agreements	3,888	3,769	119	3,854	3,756	98
Customer lists	11,594	6,448	5,146	11,594	6,278	5,316
Other	772	722	50	772	710	62
Total	$25,344	$12,480	$12,864	$25,310	$12,138	$13,172

Unamortized intangible assets
Trademarks	$128,894	$—	$128,894	$128,600	$—	$128,600
Other	86	—	86	86	—	86
Total	$128,980	$—	$128,980	$128,686	$—	$128,686

Amortization expense related to amortizable intangibles assets for the three months ended June 1, 2002 and June 2, 2001 was $342,000 and $244,000, respectively.  The estimated amortization expense for fiscal 2003 to fiscal 2007 is as follows:

(in thousands)	Amounts
2003	$1,372
2004	1,348
2005	1,306
2006	1,233
2007	1,178

The following provides a reconciliation of net earnings (loss) to pro forma amounts adjusted for the elimination of amortization of goodwill:

	Three Months Ended
(in thousands)	June 1, 2002	June 2, 2001
Reported net earnings (loss)	$(36,438)	$2,086
Addback: goodwill amortization	—	444
Adjusted net earnings (loss)	(36,438)	2,530
Addback: cumulative effect of change in accounting principle	41,342	—
Adjusted earnings before cumulative effect of change in accounting principle	$4,904	$2,530

	Three Months Ended
Basic earnings (loss) per share	June 1, 2002	June 2, 2001
Reported basic earnings (loss) per share	$(1.91)	$.11
Addback: goodwill amortization	—	.02
Adjusted basic earnings (loss) per share	(1.91)	.13
Addback: cumulative effect of change in accounting principle	2.17	—
Adjusted basic earnings per share before cumulative effect of change in accounting principle	$.26	$.13

	Three Months Ended
Diluted earnings (loss) per share	June 1, 2002	June 2, 2001
Reported diluted earnings (loss) per share	$(1.87)	$.11
Addback: goodwill amortization	—	.02
Adjusted diluted earnings (loss) per share	(1.87)	.13
Addback: cumulative effect of change in accounting principle	2.12	—
Adjusted diluted earnings per share before cumulative effect of change in accounting principle	$.25	$.13

(6)           Interest, net

	Three Months Ended
(in thousands)	June 1, 2002	June 2, 2001
Interest expense	$9,099	$4,159
Capitalized interest	(65)	(154)
Non-operating interest income	(49)	(428)
Interest, net	$8,985	$3,577

Cash payments for interest, net of amounts capitalized, were $4.7 million and $4.6 million for the three months ended June 1, 2002 and June 2, 2001, respectively.

(7)           Income taxes — Cash payments for income taxes were $2.1 million and $3.3 million for the three months ended June 1, 2002 and June 2, 2001, respectively.

(8)           Supplemental balance sheet information

(in thousands)	June 1, 2002	March 2, 2002
Trade accounts receivable, net:
Trade	$149,492	$152,295
Allowance for doubtful accounts	(3,079)	(2,381)
Total trade accounts receivable, net	$146,413	$149,914

Inventories:
Raw materials, excluding grain	$14,534	$15,478
Grain	6,566	4,360
Finished and in-process goods	205,614	215,361
Packages and supplies	5,033	4,002
Total inventories	$231,747	$239,201

Property, plant and equipment, net:
Land	$13,811	$13,735
Buildings and improvements	111,595	110,083
Machinery and equipment	270,357	265,619
Improvements in progress	21,232	15,260
	416,995	404,697
Accumulated depreciation	(182,578)	(174,414)
Total property, plant and equipment, net	$234,417	$230,283

Accumulated other comprehensive loss:
Foreign currency translation adjustment	$(14,292)	$(18,247)
Minimum pension liability adjustment	(2,566)	(2,566)
Derivative hedge accounting adjustment	5,714	5,973
Total accumulated other comprehensive loss	$(11,144)	$(14,840)

(9)           Segment information

We manage the company through four operating segments: U.S. Consumer Products, U.S. Foodservice Products, Canadian Foods and Multifoods Distribution Group.  Our organizational structure is the basis for reporting business results to management and the segment data presented in this Note.  We formed the U.S. Consumer Products business in fiscal 2002 as a result of our acquisition of certain retail brands from Pillsbury and General Mills.

(in millions)	Net Sales	Operating Costs	Operating Earnings
Three Months Ended June 1, 2002
U.S. Consumer Products	$86.0	$(75.5)	$10.5
U.S. Foodservice Products	58.3	(56.7)	1.6
Canadian Foods	66.1	(62.3)	3.8
Multifoods Distribution Group	569.2	(564.6)	4.6
Corporate	—	(3.6)	(3.6)
Total	$779.6	$(762.7)	$16.9
Three Months Ended June 2, 2001
U.S. Consumer Products	$—	$—	$—
U.S. Foodservice Products	52.5	(50.9)	1.6
Canadian Foods	59.9	(56.0)	3.9
Multifoods Distribution Group	551.9	(547.6)	4.3
Corporate	—	(2.7)	(2.7)
Total	$664.3	$(657.2)	$7.1

(10)         Contingencies — In fiscal 1998, we were notified that approximately $6 million of our inventory was stolen from a ship in the port of St. Petersburg, Russia.  The ship had been chartered by a major customer of our former food-exporting business.  We believe, based on the facts known to date, that the loss is covered by insurance.  However, following submission of a claim for indemnity, the insurance carrier denied our claim for coverage and we commenced a lawsuit seeking to obtain coverage under the insurance carrier’s policy.  In October 2001, the U.S. District Court of the Southern District of New York granted us summary judgment on our claim and awarded us interest to the date of judgment.  In November 2001, the insurance carrier appealed the judgment to the U.S. Court of Appeals for the Second Circuit.  Although we will continue to vigorously assert our claim in the litigation, the interest awarded by the U.S. District Court will not be recognized as income until collection is assured.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Results of

Operations and Financial Condition

OVERVIEW

International Multifoods is a North American producer of branded consumer foods and foodservice products, including baking mixes, frozen bakery products, flour, ready-to-spread frostings, condiments, potato and pancake mix offerings.  We also are a leading distributor of food and related products to targeted segments of the foodservice industry, including limited-menu restaurants and vending operators.  We manage the company through four operating segments—U.S. Consumer Products, U.S. Foodservice Products, Canadian Foods and Multifoods Distribution Group.

In November 2001, we completed our acquisition of the Pillsbury desserts and specialty products business, the Pillsbury non-custom foodservice baking mix and frosting products business, and certain regional flour and side-dish brands of General Mills.  The acquisition makes International Multifoods a leading marketer of U.S. consumer baking products and enhances our existing U.S. foodservice manufacturing business.

Results of Operations

Overview

Earnings before cumulative effect of a change in accounting principle were $4.9 million, or 25 cents per diluted share, in the first quarter ended June 1, 2002. This compares with net earnings of $2.1 million, or 11 cents per share, in the same period last year.  The increase in earnings primarily reflects the contribution from the Pillsbury and General Mills businesses that we acquired in November 2001.  The increase was partially offset by higher interest expense, which resulted from the debt we incurred to pay for the acquisition, and lower pension income from our defined benefit plans.

As a result of our adoption of Statement of Accounting Standards No. 142 (SFAS 142), Goodwill and other Intangible Assets, we recorded a cumulative effect of a change in accounting principle of $41.3 million to write off the goodwill associated with Multifoods Distribution Group.  See additional discussion in Note 5 to the consolidated condensed financial statements.

Segment Results

U.S. Consumer Products: This business segment was formed last year as a result of our acquisition of certain retail brands of the The Pillsbury Company and General Mills.  The operating results of the acquired brands have been included in our results since the date of acquisition.

U.S. Foodservice Products: Net sales increased 11% to $58.3 million.  The increase was primarily due to the addition of the Pillsbury foodservice brands that we acquired last year.

Operating earnings of $1.6 million were even with last year.  The earnings contribution from the acquired Pillsbury brands was offset by higher commodity costs, principally sugar, and the write-down of an advance to a supplier that filed for bankruptcy.

Canadian Foods: Net sales increased 10% to $66.1 million, primarily on volume growth in commercial flour, consumer ethnic grain-based products and consumer condiments.  Consumer condiment sales volumes benefited from a new product offering last year.  The increase in sales was also partially due to higher prices in our grain-based products, which resulted from increased commodity costs.

Operating earnings declined slightly to $3.8 million, as compared with $3.9 million last year.  The earnings contribution from the higher sales volumes was offset by higher condiments manufacturing costs, which resulted from inefficiencies associated with our facility consolidation project that took place last year.  We continue to take steps to improve plant productivity, including added engineering resources to identify opportunities to improve yields and reduce costs.

Multifoods Distribution Group: Net sales increased 3% to $569.2 million, compared with $551.9 million a year ago.  We achieved a substantial increase in sales to sandwich shops, primarily with several large accounts.  The sales increase was partially offset by a decline in sales to vending operators and rationalization of independent pizza accounts.  Vending distribution sales continued to be impacted by low industry demand in certain regions of the United States due to the soft economy.

Operating earnings increased 7% to $4.6 million, compared with $4.3 million a year ago.  Operating earnings increased on lower operating costs, primarily in delivery and distribution.  Last year we were impacted by start-up costs and inefficiencies associated with significant new business accounts that we added late in fiscal 2001.  Operating earnings also improved due to a $0.6 million reduction in amortization expense, which resulted from the adoption of SFAS 142. See Note 5 to the consolidated condensed financial statements for additional discussion on the adoption of SFAS 142.  The increase in operating earnings was partially offset by the impact of the decline in vending distribution sales and reduction in pension income.

Corporate: Corporate expenses were $3.6 million, compared with $2.7 million last year.  The increase was primarily the result of increased incentive costs along with higher staff costs to support the acquired businesses.

Non-operating Expense and Income

Net interest expense increased to $9 million, compared with $3.6 million last year.  The significant increase was primarily due to the debt we incurred in November 2001 to finance the acquisition of the Pillsbury and General Mills businesses.

Financial Condition

Our major sources of liquidity are cash flows from operations and borrowings from our $100 million revolving credit facility.  As of June 1, 2002, there were no borrowings outstanding under the revolving credit facility, although $6.9 million of the facility was unavailable due to outstanding letters of credit.

We believe that cash flows from operations, current cash on hand and borrowings from our existing revolving credit facility will be sufficient to meet our operating requirements and debt service obligations during fiscal 2003.

The debt-to-total capitalization ratio increased to 69% at June 1, 2002, compared with 66% at March 2, 2002.  The increase was primarily the result of a decline in shareholders’ equity, which was caused by the write off of goodwill associated with the adoption of SFAS 142.

For the first quarter of fiscal 2003, cash provided by operations was $31.3 million, compared with cash used of $38.6 million in the prior-year period. Operating cash flows last year were adversely impacted by the timing of payments to suppliers.  Operating cash flows in the current period exceeded the prior year as a result of more favorable working capital movements, payments received from an escrow account established as part of the acquisition and higher earnings.

As a result of favorable operating cash flows, we repaid $5 million of term notes in the first quarter of fiscal 2003.  In addition, cash and cash equivalents increased to $48.7 million at June 1, 2002, compared with $26.5 million at March 2, 2002.

Cautionary Statement Relevant to Forward-Looking Information

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition.  For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements.  We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, successful completion of the integration of the acquired businesses; reliance on General Mills, Inc., to provide material transition and co-pack services to our U.S. Consumer Products division, including the conversion of the General Mills Toledo plant for our use; the results of our review of strategic alternatives for Multifoods Distribution Group; the impact of competitive products and pricing; changes in consumer preferences and tastes or perceptions of health-related issues; effectiveness of advertising or market-spending programs; market or weather conditions that may affect the costs of grain, cheese, other raw materials, fuel and labor; changes in laws and regulations; fluctuations in interest rates; the inability to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in our reports filed with the Securities and Exchange Commission.

PART II

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

11.           Computation of Earnings (loss) per Common Share.

12.           Computation of Ratio of Earnings to Fixed Charges.

(b)           Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 1, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL MULTIFOODS CORPORATION

Date: July 3, 2002	By	/s/ John E. Byom
John E. Byom
Vice President, Finance, and Chief Financial Officer
(Principal Financial Office and Duly Authorized Officer)

EXHIBIT INDEX

11.           Computation of Earnings (loss) per Common Share.

12.                                 Computation of Ratio of Earnings to Fixed Charges.