Form 10-Q
period 2002-08-31
INTERNATIONAL MULTIFOODS CORP
filed 2002-10-09
CIK 51410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

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

        Yes   X      No

The number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, as of October 4, 2002 was 19,128,979.

PART I. FINANCIAL INFORMATION

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Aug. 31,	Sept. 1,	Aug. 31,	Sept. 1,
	2002	2001	2002	2001
Net sales	$210,055	$120,967	$420,482	$233,384
Cost of goods sold	(168,593)	(102,858)	(336,990)	(198,946)
Gross profit	41,462	18,109	83,492	34,438
Selling, general and administrative	(28,154)	(13,429)	(58,375)	(27,197)
Unusual items	—	(344)	—	(344)
Operating earnings	13,308	4,336	25,117	6,897
Interest, net	(6,288)	(1,280)	(12,764)	(2,515)
Other income (expense), net	—	(218)	—	(369)
Earnings from continuing operations before income taxes	7,020	2,838	12,353	4,013
Income taxes	(2,667)	(1,039)	(4,694)	(1,435)
Earnings from continuing operations	4,353	1,799	7,659	2,578
Discontinued operations:
Operating earnings (loss), after tax	(6,468)	995	(4,870)	2,302
Cumulative effect of change in accounting principle, net of tax of $23,781	—	—	(41,342)	—
Net loss on disposition, net of tax of $14,362	(25,922)	—	(25,922)	—
Earnings (loss) from discontinued operations	(32,390)	995	(72,134)	2,302
Net earnings (loss)	$(28,037)	$2,794	$(64,475)	$4,880

Basic earnings (loss) per share:
Continuing operations	$0.23	$0.10	$0.40	$0.14
Discontinued operations	(1.70)	0.05	(3.78)	0.12
Total	$(1.47)	$0.15	$(3.38)	$0.26

Diluted earnings (loss) per share:
Continuing operations	$0.22	$0.09	$0.39	$0.14
Discontinued operations	(1.66)	0.06	(3.70)	0.12
Total	$(1.44)	$0.15	$(3.31)	$0.26

Average shares of common stock outstanding:
Basic	19,095	18,816	19,062	18,789
Diluted	19,491	19,061	19,473	19,017

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands)

	(Unaudited) Aug. 31, 2002	Condensed from audited financial statements March 2, 2002
Assets
Current assets:
Cash and cash equivalents	$22,710	$26,459
Trade accounts receivable, net	46,713	45,319
Inventories	130,666	104,756
Current assets of discontinued operations	247,591	258,108
Other current assets	35,262	34,582
Total current assets	482,942	469,224
Property, plant and equipment, net	162,699	147,991
Goodwill, net	43,757	43,412
Other intangible assets, net	138,081	138,247
Noncurrent assets of discontinued operations	44,690	151,164
Other assets	181,652	174,632
Total assets	$1,053,821	$1,124,670

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$4,245	$—
Current portion of long-term debt	19,360	24,508
Accounts payable	64,415	51,254
Current liabilities of discontinued
operations	132,805	143,111
Other current liabilities	65,557	51,186
Total current liabilities	286,382	270,059
Long-term debt	505,313	514,541
Employee benefits and other liabilities	50,271	68,000
Total liabilities	841,966	852,600

Shareholders’ equity:
Common stock	2,184	2,184
Accumulated other comprehensive loss	(13,670)	(14,840)
Other shareholders’ equity	223,341	284,726
Total shareholders’ equity	211,855	272,070

Commitments and contingencies

Total liabilities and shareholders’ equity	$1,053,821	$1,124,670

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	SIX MONTHS ENDED
	Aug. 31, 2002	Sept. 1, 2001
Cash flows from operations:
Earnings from continuing operations	$7,659	$2,578
Adjustments to reconcile earnings from continuing operations to cash provided by (used for) continuing operations:
Depreciation and amortization	7,555	5,880
Deferred income tax expense	3,515	1,133
Increase in prepaid pension assets	(5,495)	(6,878)
Provision for losses on receivables	769	243
Changes in working capital:
Accounts receivable	(847)	(3,972)
Inventories	(24,770)	(15,988)
Other current assets	(2,002)	(10,360)
Accounts payable	10,784	6,665
Other current liabilities	15,788	(3,574)
Other, net	5,341	4,486
Cash provided by (used for) continuing operations	18,297	(19,787)
Cash provided by (used for) discontinued operations	3,262	(30,191)
Cash provided by (used for) operations	21,559	(49,978)
Cash flows from investing activities:
Capital expenditures	(13,211)	(9,366)
Proceeds from property disposals	93	63
Payment received on note receivable	—	1,422
Discontinued operations	(1,577)	(4,081)
Cash used for investing activities	(14,695)	(11,962)
Cash flows from financing activities:
Net increase in notes payable	4,216	62,859
Reductions in long-term debt	(15,813)	(1,000)
Proceeds from issuance of common stock	1,048	1,000
Other, net	(233)	(3)
Cash provided by (used for) financing activities	(10,782)	62,856
Effect of exchange rate changes on cash and cash equivalents	169	(6)
Net increase (decrease) in cash and cash equivalents	(3,749)	910
Cash and cash equivalents at beginning of period	26,459	10,232
Cash and cash equivalents at end of period	$22,710	$11,142

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1) In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly our financial position as of August 31, 2002, and the results of our operations and cash flows for the interim periods presented.  These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended March 2, 2002.  The results of operations for the three and six months ended August 31, 2002, are not necessarily indicative of the results to be expected for the full year.

(2) New accounting pronouncements

Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”

We adopted SFAS 142, “Goodwill and Other Intangible Assets,” on March 3, 2002.  Under SFAS 142, goodwill and other intangible assets that have indefinite lives will no longer be amortized, but rather will be tested for impairment at least annually in accordance with the provisions of the standard.  See Note 6 for further information on the adoption of SFAS 142.

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

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities “

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002.  We anticipate that the adoption of SFAS No. 146 will not have a significant effect on our results of operations.

Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”

We adopted Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” on March 3, 2002.  The purpose of the EITF is to codify and reconcile the consensus reached on accounting for consideration paid from a vendor to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs.  The EITF also addresses accounting for coupons.  The guidance generally requires that these incentives be classified as a reduction of sales.  In addition, EITF 01-9 requires reclassification of prior-period financial statements to comply with its guidance.  As a result, we reclassified $2.3 million and $4.1 million, respectively, of promotional expenses to reduction of net sales for the three months and six months ended September 1, 2001.  The reclassification had no impact on our reported earnings.

(3) Discontinued operations

On July 29, 2002, we entered into an agreement to sell our foodservice distribution business to Wellspring Distribution Corp.  In accordance with SFAS 144, we have reported the results of operations of the business in discontinued operations.

On September 9, 2002, we completed the sale of our foodservice distribution business for $166 million in cash.  We recorded a net after-tax loss on the disposition of $25.9 million.  We used the proceeds from the sale along with available cash balances to repay $179 million of term notes.

We continue to guarantee certain real estate, information system and tractor/trailer lease obligations of the foodservice distribution business.  See Note 11 for further information.

The following are the operating results of the discontinued operations:

	Three Months Ended		Six Months Ended
	Aug. 31,	Sept. 1,	Aug. 31,	Sept. 1,
(in thousands)	2002	2001	2002	2001
Net sales	$542,440	$561,691	$1,111,678	$1,113,541
Earnings (loss) before tax	(8,977)	1,668	(6,401)	3,857
Earnings (loss) after tax	(6,468)	995	(4,870)	2,302

We allocated interest expense to discontinued operations based on net assets that were specifically identifiable to the operation.  The operating results of the business in fiscal 2003 included a $6.3 million pre-tax loss from the curtailment and settlement of pension obligations, which resulted from the sale of the business.  In addition, we recorded a $3.7 million pre-tax charge in fiscal 2003 primarily for severance costs.

We also recorded an after-tax loss of $41.3 million for the cumulative effect of change in accounting principle due to goodwill impairment.  The charge was recognized in the first quarter of fiscal 2003.  See Note 6 for further information.

The current and noncurrent assets and liabilities of the foodservice distribution business as of August 31, 2002, and March 2, 2002, are as follows:

	Aug. 31, 2002	March 2, 2002
(in thousands)
Cash and cash equivalents	$14	$15
Trade accounts receivables, net	109,081	104,595
Inventories	119,122	134,445
Other current assets	19,374	19,053
Current assets of discontinued operations	$247,591	$258,108

Property, plant and equipment, net	$44,541	$82,292
Goodwill, net	—	65,123
Other assets	149	3,749
Noncurrent assets of discontinued operations	$44,690	$151,164

Accounts payable	$117,400	$131,019
Other current liabilities	15,405	12,092
Current liabilities of discontinued operations	$132,805	$143,111

(4) Acquisition

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

	Three Months Ended Sept. 1, 2001	Six Months Ended Sept. 1, 2001
(in thousands, except per share amounts)
Net sales	$218,040	$421,797
Earnings from continuing operations	8,843	16,768
Basic earnings per share from
continuing operations	0.47	0.89
Diluted earnings per share from
continuing operations	0.46	0.88

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

(5) Comprehensive income (loss) — The components of total comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	Aug. 31, 2002	Sept. 1, 2001	Aug. 31, 2002	Sept. 1, 2001
(in thousands)
Net earnings (loss)	$(28,037)	$2,794	$(64,475)	$4,880
Foreign currency
translation adjustment	(1,534)	(662)	2,421	83
Net unrealized gain (loss)
on cash flow hedges	(1,153)	154	(1,437)	186
Reclassification adjustment for
amounts in earnings (loss)	161	(144)	186	(429)
Comprehensive income (loss)	$(30,563)	$2,142	$(63,305)	$4,720

(6) Goodwill and other intangible assets — As discussed in Note 2, we adopted SFAS 142, “Goodwill and Other Intangible Assets” on March 3, 2002.  Under SFAS 142, goodwill and other intangible assets that have indefinite lives will no longer be amortized, but rather will be tested for impairment at least annually in accordance with the provisions of the standard.

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

In the first quarter of fiscal 2003, we completed the initial testing of our existing goodwill and other intangible assets that have indefinite lives. Based on valuations provided by an independent third-party using primarily discounted cash flows, we determined that all the goodwill associated with our Multifoods Distribution Group (MDG) business was impaired.  As a result, we recorded a $65.1 million ($41.3 million after tax) goodwill impairment charge in the first quarter of fiscal 2003.  We classified the impairment charge as a cumulative effect of change in accounting principle in the consolidated statement of operations.  On July 29, 2002, we entered into an agreement to sell MDG.  In accordance with SFAS 144, we have reported the results of operations of MDG in discontinued operations, including the impairment charge.  No other impairment charges resulted from the required impairment evaluations on the rest of the reporting units, which were determined using discounted cash flow analyses.  The assumptions used in these analyses were consistent with our internal plans.

The changes in the carrying amount of goodwill by segment for the six months ended August 31, 2002, are as follows:

(in thousands)	U.S. Consumer Products	U.S. Foodservice Products	Canadian Foods	Total
Balance as of March 3, 2002	$24,715	$12,643	$6,054	$43,412
Addition	178	—	—	178
Foreign currency translation	—	—	167	167
Balance as of August 31, 2002	$24,893	$12,643	$6,221	$43,757

Other intangible assets as of August 31, 2002, and March 2, 2002, are as follows:

	Aug. 31, 2002			March 2, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible
assets
Trademarks	$9,090	$1,714	$7,376	$9,090	$1,394	$7,696
Non-compete
agreements	1,198	1,171	27	1,162	1,162	—
Customer lists	5,800	4,137	1,663	5,800	3,997	1,803
Other	772	732	40	772	710	62
Total	$16,860	$7,754	$9,106	$16,824	$7,263	$9,561

Unamortized intangible
assets
Trademarks	$128,889	$—	$128,889	$128,600	$—	$128,600
Other	86	—	86	86	—	86
Total	$128,975	$—	$128,975	$128,686	$—	$128,686

Amortization expense related to amortizable intangibles assets for the six months ended August 31, 2002, and September 1, 2001, was $488,000 and $241,000, respectively.  The estimated amortization expense for fiscal 2003 to fiscal 2007 is as follows:

(in thousands)	Amounts
2003	$979
2004	955
2005	924
2006	921
2007	921

The following provides a reconciliation of reported earnings to pro forma amounts adjusted for the elimination of amortization of goodwill:

(in thousands)	Three Months Ended		Six Months Ended_
	Aug. 31, 2002	Sept. 1, 2001	Aug. 31, 2002	Sept. 1, 2001

Reported earnings from
continuing operations	$4,353	$1,799	$7,659	$2,578
Amortization of goodwill	—	88	—	175
Adjusted earnings from
continuing operations	4,353	1,887	7,659	2,753

Reported earnings (loss) from
discontinued operations	(32,390)	995	(72,134)	2,302
Amortization of goodwill	—	364	—	728
Adjusted earnings (loss) from
discontinued operations	(32,390)	1,359	(72,134)	3,030

Adjusted net earnings (loss)	$(28,037)	$3,246	$(64,475)	$5,783

Basic earnings (loss) per share	Three Months Ended		Six Months Ended
	Aug. 31, 2002	Sept. 1, 2001	Aug. 31, 2002	Sept. 1, 2001

Reported basic earnings per share
from continuing operations	$0.23	$0.10	$0.40	$0.14
Amortization of goodwill	—	—	—	0.01
Adjusted basic earnings per share
from continuing operations	0.23	0.10	0.40	0.15

Reported basic earnings (loss) per
share from discontinued operations	(1.70)	0.05	(3.78)	0.12
Amortization of goodwill	—	0.02	—	0.04
Adjusted basic earnings (loss) per
share from discontinued operations	(1.70)	0.07	(3.78)	0.16

Adjusted basic earnings (loss)
per share	$(1.47)	$0.17	$(3.38)	$0.31

Diluted earnings (loss) per share	Three Months Ended		Six Months Ended
	Aug. 31, 2002	Sept. 1, 2001	Aug. 31, 2002	Sept. 1, 2001

Reported diluted earnings per share
from continuing operations	$0.22	$0.09	$0.39	$0.14
Amortization of goodwill	—	—	—	0.01
Adjusted diluted earnings per share
from continuing operations	0.22	0.09	0.39	0.15

Reported diluted earnings (loss) per
share from discontinued operations	(1.66)	0.06	(3.70)	0.12
Amortization of goodwill	—	0.02	—	0.04
Adjusted diluted earnings (loss) per
share from discontinued operations	(1.66)	0.08	(3.70)	0.16

Adjusted diluted earnings (loss)
per share	$(1.44)	$0.17	$(3.31)	$0.31

(7) Interest, net

	Three Months Ended		Six Months Ended
(in thousands)	Aug. 31, 2002	Sept. 1, 2001	Aug. 31, 2002	Sept. 1, 2001
Interest expense	$8,980	$4,131	$18,079	$8,290
Capitalized interest	(125)	(100)	(190)	(254)
Non-operating interest income	(71)	(453)	(120)	(881)
	8,784	3,578	17,769	7,155
Interest expense allocated to discontinued operations	(2,496)	(2,298)	(5,005)	(4,640)
Interest, net	$6,288	$1,280	$12,764	$2,515

Cash payments for interest, net of amounts capitalized, were $9.4 million and $8.1 million for the six months ended August 31, 2002, and September 1, 2001, respectively.

We allocated interest expense to discontinued operations based on net assets that can be specifically identifiable to the operation.

(8) Income taxes — Cash payments for income taxes were $4.5 million and $5.5 million for the six months ended August 31, 2002, and September 1, 2001, respectively.

(9) Supplemental balance sheet information

(in thousands)	Aug. 31, 2002	March 2, 2002

Trade accounts receivable, net:
Trade	$47,201	$45,619
Allowance for doubtful accounts	(488)	(300)
Total trade accounts receivable, net	$46,713	$45,319

Inventories:
Raw materials, excluding grain	$16,329	$13,781
Grain	11,622	4,360
Finished and in-process goods	97,097	82,629
Packages and supplies	5,618	3,986
Total inventories	$130,666	$104,756

Property, plant and equipment, net:
Land	$2,199	$2,152
Buildings and improvements	50,469	49,078
Machinery and equipment	188,604	183,674
Improvements in progress	30,034	14,857
	271,306	249,761
Accumulated depreciation	(108,607)	(101,770)
Total property, plant and equipment, net	$162,699	$147,991

Accumulated other comprehensive loss:
Foreign currency translation adjustment	$(15,826)	$(18,247)
Minimum pension liability adjustment	(2,566)	(2,566)
Derivative hedge accounting adjustment	4,722	5,973
Total accumulated other comprehensive loss	$(13,670)	$(14,840)

(10) Segment information

We manage the company through three operating segments: U.S. Consumer Products, U.S. Foodservice Products and Canadian Foods.  Our organizational structure is the basis for reporting business results to management and the segment data presented in this Note.  We formed the U.S. Consumer Products business in fiscal 2002 as a result of our acquisition of certain retail brands from Pillsbury and General Mills.

(in millions)	Net Sales	Operating Costs	Unusual Items	Operating Earnings
Three Months Ended Aug. 31, 2002
U.S. Consumer Products	$79.9	$(69.6)	$—	$10.3
U.S. Foodservice Products	58.3	(56.9)	—	1.4
Canadian Foods	71.9	(66.6)	—	5.3
Corporate	—	(3.7)	—	(3.7)
Total	$210.1	$(196.8)	$—	$13.3

Three Months Ended Sept. 1, 2001
U.S. Consumer Products	$—	$—	$—	$—
U.S. Foodservice Products	52.9	(51.5)	—	1.4
Canadian Foods	68.1	(62.3)	—	5.8
Corporate	—	(2.6)	(0.3)	(2.9)
Total	$121.0	$(116.4)	$(0.3)	$4.3

Six Months Ended Aug. 31, 2002
U.S. Consumer Products	$165.9	$(145.1)	$—	$20.8
U.S. Foodservice Products	116.6	(113.6)	—	3.0
Canadian Foods	138.0	(128.9)	—	9.1
Corporate	—	(7.8)	—	(7.8)
Total	$420.5	$(395.4)	$—	$25.1

Six Months Ended Sept. 1, 2001
U.S. Consumer Products	$—	$—	$—	$—
U.S. Foodservice Products	105.4	(102.4)	—	3.0
Canadian Foods	128.0	(118.3)	—	9.7
Corporate	—	(5.5)	(0.3)	(5.8)
Total	$233.4	$(226.2)	$(0.3)	$6.9

(11) Contingencies — In fiscal 1998, we were notified that approximately $6 million of our inventory was stolen from a ship in the port of St. Petersburg, Russia.  The ship had been chartered by a major customer of our former food-exporting business.  We believe, based on the facts known to date, that the loss is covered by insurance.  However, following submission of a claim for indemnity, the insurance carrier denied our claim for coverage, and we commenced a lawsuit seeking to obtain coverage under the insurance carrier’s policy.  In October 2001, the U.S. District Court of the Southern District of New York granted us summary judgment on our claim and awarded us interest to the date of judgment.  In November 2001, the insurance carrier appealed the judgment to the U.S. Court of Appeals for the Second Circuit.  Although we will continue to vigorously assert our claim in the litigation, the interest awarded by the U.S. District Court will not be recognized as income until collection is assured.

On September 9, 2002, we completed the sale of our foodservice distribution business to Wellspring Distribution Corp.  We continue to guaranty certain real estate, information system and tractor/trailer fleet lease obligations of our former business.  However, at the time of the sale of the business, we renegotiated our guaranty of the business’s fleet lease obligations.  The guaranty now requires the lessor to pursue collection and other remedies against our former subsidiaries before demanding payment from us.  In addition, our guarantee obligation is limited to 75% of the amount outstanding after the lessor has exhausted its remedies against our former subsidiaries.  This reduces our risk under the fleet lease guaranty.  In addition, while the initial guaranty was not limited by time, the fleet lease guaranty will now expire in September 2006.

The outstanding guaranties for the lease obligations of our former subsidiaries are as follows:

(in millions)	Gross amount	Net present value @ 7%
Tractor/trailer	$28.8	$24.0
Real estate	17.3	13.7
Information systems	0.8	0.7
Total	$46.9	$38.4

If Wellspring Distribution Corp. was unable to meet its obligations that we have guaranteed, any loss would be reduced by the amount generated from the liquidation of the tractor/trailer fleet and income from the sub-lease of real estate space.

The possibility of the Company having to honor our contingent liabilities under the guaranties is largely dependent upon the future operations of our former subsidiaries and the value of the underlying leased properties.  Should a reserve be required in the future, it would be recorded at the time the obligation was determined to be probable.

(12) Subsequent event

In September 2002, we used the proceeds from the sale of our foodservice distribution business along with available cash balances to repay $179 million of term notes.  As a result of the debt repayment, we will recognize a non-cash pre-tax loss of approximately $4.5 million in our third quarter results ended November 30, 2002.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Results of

Operations and Financial Condition

OVERVIEW

International Multifoods is a North American producer of branded consumer foods and foodservice products, including baking mixes, frozen bakery products, flour, ready-to-spread frostings, condiments, potato and pancake mix offerings.  We manage the company through three operating segments—U.S. Consumer Products, U.S. Foodservice Products and Canadian Foods.

In July 2002, we announced we had entered into an agreement to sell our foodservice distribution business to Wellspring Distribution Corp.  We completed the sale on September 9, 2002, for $166 million in cash.  The foodservice distribution business is classified as discontinued operations in the consolidated financial statements and in the following management discussion and analysis.

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

Results of Operations

Continuing Operations

Earnings from continuing operations were $4.4 million, or 22 cents per diluted share, in the second quarter ended August 31, 2002, compared with earnings of $1.8 million, or 9 cents per share, in the same period last year.  The increase in earnings primarily reflects the contribution from the Pillsbury and General Mills businesses that we acquired in November 2001.  The increase was partially offset by higher interest expense, which resulted from the debt we incurred to pay for the acquisition.

For the six months ended August 31, 2002, earnings from continuing operations were $7.7 million, or 39 cents per diluted share, compared with earnings of $2.6 million, or 14 cents per share, a year ago.

Segment Results

U.S. Consumer Products: This business segment was formed last year as a result of our acquisition of certain retail brands of The Pillsbury Company and General Mills.  The operating results of the acquired brands have been included in our results since the date of acquisition.

Second quarter net sales were $79.9 million.  On a comparable pro forma basis, as if we owned the retail brands in last year’s second quarter, unit volume declined about 5%.  The decline in comparable unit volume was driven by difficult comparisons a year ago and competitive pressures in the U.S. retail baking category.  For the six months ended August 31, 2002, comparable unit volume increased approximately 4% on more effective merchandising, success in emerging channels and brand-building initiatives.

U.S. Foodservice Products: Net sales increased 10% to $58.3 million, which reflects the incremental contribution from the Pillsbury foodservice brands that we acquired last year.  We also had unit volume growth in our ready-to-bake and thaw-and-serve products.  Bakery mix products, however, experienced a decline in unit volume as a result of competitive pressures in a soft foodservice environment.

Operating earnings of $1.4 million were even with last year.  The earnings contribution from the acquired Pillsbury brands was offset by competitive pressures and higher costs, principally for sugar and restructuring of the foodservice sales force.

Net sales for the six-month period ended August 31, 2002, increased 11% to $116.6 million, compared with $105.4 million a year ago.  The increase in sales was essentially due to the same factors discussed for the second quarter.  Operating earnings of $3 million were even with a year ago.  In addition to the factors described in the discussion of the second quarter, operating earnings in the six-month period were impacted by a loss on an advance to a supplier that filed for bankruptcy.

Canadian Foods: Net sales increased 6% to $71.9 million.  We had unit volume growth in consumer condiments, commercial mixes and export products.  Consumer condiment unit volumes benefited from a new product offering last year.  The increase in sales was also due to higher prices on grain-based products sold to commercial customers, which resulted from increased commodity costs.

Operating earnings declined to $5.3 million, compared with $5.8 million last year.  The earnings decline was driven by higher condiments costs, which included increased marketing costs associated with the national roll-out of a new product offering.  Operating earnings were also impacted by an unfavorable grain-based sales mix.

Net sales for the six-month period ended August 31, 2002, increased 8% to $138 million, compared with $128 million a year ago.  Sales increased on unit volume growth in consumer condiments, commercial flour and export products.  The increase was also due to higher prices in grain-based products sold to commercial customers.  Operating earnings declined 6% to $9.1 million, compared with $9.7 million last year.  The decline was primarily the result of higher condiments costs, which includes the impact of inefficiencies in manufacturing costs associated with a facility consolidation project that took place last year.

Corporate: Corporate expenses in the second quarter were $3.7 million, compared with $2.9 million last year.  The increase was primarily the result of increased incentive costs along with higher staff costs to support the acquired businesses.

Non-operating Expense and Income

Net interest expense in the second quarter was $6.3 million, compared with $1.3 million last year.  The significant increase was primarily due to the debt we incurred in November 2001 to finance the acquisition of the Pillsbury and General Mills businesses.

Discontinued Operations

Our discontinued foodservice distribution business had a pre-tax operating loss of $9 million ($6.5 million after tax) in the second quarter of fiscal 2003.  Operating results included a $6.3 million pre-tax loss from the curtailment and settlement of pension obligations, which resulted from the sale of the business.  In addition, we recorded a $3.7 million pre-tax charge primarily for severance costs.

We also recorded a net after-tax loss of $25.9 million in the second quarter for the disposition of the business.  On September 9, 2002, we completed the sale of our foodservice distribution business for $166 million in cash.

As a result of our adoption of Statement of Accounting Standards No. 142 (SFAS 142), Goodwill and other Intangible Assets, we recorded a cumulative effect of a change in accounting principle of $41.3 million to write off the goodwill associated with Multifoods Distribution Group.  See additional discussion in Note 6 to the consolidated condensed financial statements.

Financial Condition

Our major sources of liquidity are cash flows from operations and borrowings from our $100 million revolving credit facility.  As of August 31, 2002, we had $89 million available under the revolving credit facility.

We believe that cash flows from operations, current cash on hand and borrowings from our existing revolving credit facility will be sufficient to meet our operating requirements and debt service obligations for the foreseeable future.

The debt-to-total-capitalization ratio increased to 71% at August 31, 2002, compared with 66% at March 2, 2002.  The increase was primarily the result of a decline in shareholders’ equity, which was caused by the loss we recognized from discontinued operations.

Cash provided by continuing operations was $18.3 million for the first six months of fiscal 2003, compared with cash used of $19.8 million in the prior-year six-month period.  Operating cash flows in the current period exceeded the prior year as a result of favorable working capital movements, higher earnings from continuing operations and payments received from an escrow account established as part of the acquisition.

In September 2002, we used the proceeds from the sale of our foodservice distribution business and available cash balances to repay $179 million of term notes.  We repaid all our Term A notes and $53 million of our Term B notes.  As a result of the repayment, we will recognize a non-cash pre-tax loss of approximately $4.5 million in our third-quarter results ended November 30, 2002. If our $179 million repayment had been made as of August 31, 2002, our debt-to-total-capitalization ratio at that date would have been 62%.

Cautionary Statement Relevant to Forward-Looking Information

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition.  For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements.  We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, successful completion of the integration of the acquired businesses; reliance on General Mills, Inc., to provide material transition and co-pack services to our U.S. Consumer Products division, including the conversion of the General Mills Toledo plant for our use; the impact of competitive products and pricing; changes in consumer preferences and tastes or perceptions of health-related issues; effectiveness of advertising or market-spending programs; market or weather conditions that may affect the costs of grain, other raw materials, fuel and labor; changes in laws and regulations; fluctuations in interest rates; the inability to collect on a $6 million insurance claim related to the theft of product in St. Petersburg, Russia; collection is sought under our guaranties of lease obligations of our former Multifoods Distribution Group subsidiaries; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in our reports filed with the Securities and Exchange Commission.

Item 4.  Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.  The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 (“Exchange Act”).  These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)         Changes in internal controls.  We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed.  For the quarter ended August 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

PART II

OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders

                (a)           The 2002 Annual Meeting of Stockholders of International Multifoods Corporation (the “Company”) was held on June 21, 2002 (the “Annual Meeting”).  Holders of the Company’s common stock, par value $.10 per share, of record on May 1, 2002, were entitled to one vote per share.

                (c)           Claire L. Arnold, James M. Jenness and Richard K. Smucker were elected directors for a term of three years at the Annual Meeting.  The number of votes cast for the election of each director and the number of votes withheld are as follows:

	FOR	WITHHELD
Claire L. Arnold	14,387,902	106,984
James M. Jenness	14,385,185	109,700
Richard K. Smucker	10,710,527	3,784,359

The other directors whose terms of office as directors continued after the meeting were Gary E. Costley, Nicholas L. Reding, Jack D. Rehm, Lois D. Rice and Dolph W. von Arx.

                With respect to the proposal to approve the Management Incentive Plan, as amended, of International Multifoods Corporation, there were 11,024,124 votes cast for the proposal, 1,210,883 votes cast against the proposal and 125,666 abstentions.  There were 2,134,774 broker nonvotes with respect to such matter.

                With respect to the proposal to approve the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending March 1, 2003, there were 14,129,162 votes cast for the proposal, 327,027 votes cast against the proposal and 39,257 abstentions.  There were no broker nonvotes with respect to such matter.

Item 6.                    Exhibits and Reports on Form 8-K

                (a)           Exhibits

4.1                                 First Amendment and Consent to Credit Agreement, dated as of August 20, 2002, among International Multifoods Corporation, Robin Hood Multifoods Inc., the several lenders from time to time party thereto, Rabobank International, as Documentation Agent, U.S. Bank National Association and UBS Warburg LLC, as Syndication Agents, and Canadian Imperial Bank of Commerce, as U.S. Administrative Agent and Canadian Administrative Agent.

                                                The Company hereby agrees to furnish to the Securities and Exchange Commission upon request copies of all Exhibits to the First Amendment and Consent to Credit Agreement.

10.1                           Amendment to the Amended and Restated 1989 Stock-Based Incentive Plan of International Multifoods Corporation.

10.2                           Second Amendment to the Amended and Restated 1989 Stock-Based Incentive Plan of International Multifoods Corporation.

10.3                           Letter Agreement, dated August 2, 2002, between Robert S. Wright and International Multifoods Corporation regarding severance and retirement benefits.

10.4                           Amendment to Letter Agreement, dated August 6, 2002, between Robert S. Wright and International Multifoods Corporation amending Letter Agreement dated August 2, 2002.

11.                                 Computation of Earnings (loss) per Common Share.

12.                                 Computation of Ratio of Earnings to Fixed Charges.

99.1                           Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of the Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                (b)           During the quarter ended August 31, 2002, the Company filed a Current Report on Form 8-K dated July 30, 2002, related to the Company’s entering into a definitive agreement to sell its foodservice distribution business.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL MULTIFOODS CORPORATION

Date: October 8, 2002	/s/ John E. Byom
John E. Byom
Vice President — Finance and Chief Financial Officer
(Principal Financial Officer
and Duly Authorized Officer)

CERTIFICATION

I, Gary E. Costley, certify that:

                1.             I have reviewed this quarterly report on Form 10-Q of International Multifoods Corporation;

                2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 8, 2002	/s/ Gary E. Costley
Gary E. Costley
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, John E. Byom, certify that:

                1.             I have reviewed this quarterly report on Form 10-Q of International Multifoods Corporation;

                2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 8, 2002	/s/ John E. Byom
John E. Byom
Vice President, Finance & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

4.1

First Amendment and Consent to Credit Agreement, dated as of August 20, 2002, among International Multifoods Corporation, Robin Hood Multifoods Inc., the several lenders from time to time party thereto, Rabobank International, as Documentation Agent, U.S. Bank National Association and UBS Warburg LLC, as Syndication Agents, and Canadian Imperial Bank of Commerce, as U.S. Administrative Agent and Canadian Administrative Agent.

The Company hereby agrees to furnish to the Securities and Exchange Commission upon request copies of all Exhibits to the First Amendment and Consent to Credit Agreement.

10.1	Amendment to the Amended and Restated 1989 Stock-Based Incentive Plan of International Multifoods Corporation.

10.2	Second Amendment to the Amended and Restated 1989 Stock-Based Incentive Plan of International Multifoods Corporation.

10.3	Letter Agreement, dated August 2, 2002, between Robert S. Wright and International Multifoods Corporation regarding severance and retirement benefits.

10.4	Amendment to Letter Agreement, dated August 6, 2002, between Robert S. Wright and International Multifoods Corporation amending Letter Agreement dated August 2, 2002.

11.	Computation of Earinings (loss) per Common Share.

12.	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.