Form 10-Q
period 2002-11-30
INTERNATIONAL MULTIFOODS CORP
filed 2003-01-13
CIK 51410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

Yes  ☒     No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, as of December 28, 2002 was 19,167,061.

PART I. FINANCIAL INFORMATION

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Net sales	$301,218	$148,522	$721,700	$381,906
Cost of goods sold	(236,037)	(123,315)	(573,027)	(322,261)
Gross profit	65,181	25,207	148,673	59,645
Selling, general and administrative	(33,777)	(16,440)	(92,152)	(43,637)
Unusual items	—	1,232	—	888
Operating earnings	31,404	9,999	56,521	16,896
Interest, net	(6,081)	(2,391)	(18,845)	(4,906)
Other income (expense), net	(4,671)	(11,038)	(4,671)	(11,407)
Earnings (loss) from continuing operations before income taxes	20,652	(3,430)	33,005	583
Income taxes	(7,898)	1,594	(12,592)	159
Earnings (loss) from continuing operations	12,754	(1,836)	20,413	742
Discontinued operations:
Operating earnings (loss), after tax	(2,155)	1,283	(7,025)	3,585
Cumulative effect of change in accounting principle, net of tax of $23,781	—	—	(41,342)	—
Net loss on disposition, net of tax of $14,362	—	—	(25,922)	—
Earnings (loss) from discontinued operations	(2,155)	1,283	(74,289)	3,585
Net earnings (loss)	$10,599	$(553)	$(53,876)	$4,327

Basic earnings (loss) per share:
Continuing operations	$0.67	$(0.10)	$1.07	$0.04
Discontinued operations	(0.12)	0.07	(3.89)	0.19
Total	$0.55	$(0.03)	$(2.82)	$0.23

Diluted earnings (loss) per share:
Continuing operations	$0.66	$(0.10)	$1.05	$0.04
Discontinued operations	(0.11)	0.07	(3.83)	0.19
Total	$0.55	$(0.03)	$(2.78)	$0.23

Average shares of common stock outstanding:
Basic	19,131	18,862	19,085	18,813
Diluted	19,327	18,862	19,413	19,041

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands)

	(Unaudited) Nov. 30, 2002	Condensed from audited financial statements March 2, 2002
Assets
Current assets:
Cash and cash equivalents	$1,835	$26,459
Trade accounts receivable, net	53,433	45,319
Inventories	123,104	104,756
Current assets of discontinued operations	—	258,108
Other current assets	49,556	34,582
Total current assets	227,928	469,224
Property, plant and equipment, net	166,236	147,991
Goodwill, net	43,710	43,412
Other intangible assets, net	137,833	138,247
Noncurrent assets of discontinued operations	—	151,164
Other assets	174,386	174,632
Total assets	$750,093	$1,124,670

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$15,229	$—
Current portion of long-term debt	1,467	24,508
Accounts payable	62,973	51,254
Current liabilities of discontinued operations	—	143,111
Other current liabilities	68,976	51,186
Total current liabilities	148,645	270,059
Long-term debt	328,533	514,541
Employee benefits and other liabilities	50,577	68,000
Total liabilities	527,755	852,600

Shareholders’ equity:
Common stock	2,184	2,184
Accumulated other comprehensive loss	(14,705)	(14,840)
Other shareholders’ equity	234,859	284,726
Total shareholders’ equity	222,338	272,070

Commitments and contingencies
Total liabilities and shareholders’ equity	$750,093	$1,124,670

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	NINE MONTHS ENDED
	Nov. 30, 2002	Dec. 1, 2001
Cash flows from operations:
Earnings from continuing operations	$20,413	$742
Adjustments to reconcile earnings from continuing operations to cash provided by (used for) continuing operations:
Depreciation and amortization	10,647	8,950
Deferred income tax expense (benefit)	9 944	(2,396)
Increase in prepaid pension assets	(8,731)	(10,303)
Unusual items	—	(1,114)
Loss on early payment of debt	4,671	721
Provision for losses on receivables	863	326
Changes in working capital:
Accounts receivable	(7,865)	(28,268)
Inventories	(17,633)	(9,785)
Other current assets	(16,393)	(16,241)
Accounts payable	9,565	8,998
Other current liabilities	7,503	(2,174)
Other, net	6,441	7,377
Cash provided by (used for) continuing operations	19,425	(43,167)
Cash provided by (used for) discontinued operations	4,591	(26,013)
Cash provided by (used for) operations	24,016	(69,180)
Cash flows from investing activities:
Acquisition of business	—	(310,210)
Proceeds from disposition of business	165,774	—
Capital expenditures	(19,257)	(14,543)
Proceeds from property disposals	93	5,023
Payment received on note receivable	—	17,512
Discontinued operations	(1,577)	(4,783)
Cash provided by (used for) investing activities	145,033	(307,001)
Cash flows from financing activities:
Net increase (decrease) in notes payable	15,244	(11,773)
Additions to long-term debt	—	550,192
Reductions in long-term debt	(209,967)	(145,563)
Proceeds from issuance of common stock	1,108	1,203
Other, net	(240)	(12,757)
Cash provided by (used for) financing activities	(193,855)	381,302
Decrease in cash from discontinued operations	14	—
Effect of exchange rate changes on cash and cash equivalents	168	4
Net increase (decrease) in cash and cash equivalents	(24,624)	5,125
Cash and cash equivalents at beginning of period	26,459	10,232
Cash and cash equivalents at end of period	$1,835	$15,357

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1) In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly our financial position as of November 30, 2002, and the results of our operations and cash flows for the interim periods presented.  These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended March 2, 2002.  The results of operations for the three and nine months ended November 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”

In April 2002, FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds SFAS No. 4, which required gains and losses from the extinguishment of debt to be classified as an extraordinary item. These gains and losses must now be included in income from continuing operations.  The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.  We adopted the provisions of SFAS No. 145 that rescind SFAS No. 4 in the three-month period ended November 30, 2002.  As a result, we reclassified a $0.7 million extraordinary loss on the early extinguishment of debt recognized in last year’s third quarter to other expense from continuing operations.

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  Under existing accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan.  The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002.  The standard is generally expected to delay recognition of certain exit related costs.

Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”

We adopted Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” on March 3, 2002.  The purpose of the EITF is to codify and reconcile the consensus reached on accounting for consideration paid from a vendor to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs.  The EITF also addresses accounting for coupons.  The guidance generally requires that these incentives be classified as a reduction of sales.  In addition, EITF 01-9 requires reclassification of prior-period financial statements to comply with its guidance.  As a result, we reclassified $3.7 million and $7.8 million, respectively, of promotional expenses to reduction of net sales for the three months and nine months ended December 1, 2001.  The reclassification had no impact on our reported earnings.

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

In November 2002, FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 provides guidance on recognition and disclosure of certain types of guarantees.  In connection with the sale of our foodservice distribution business to Wellspring Distribution Corp, we continue to guarantee certain real estate, information system and tractor/trailer fleet lease obligations of our former business. In accordance with the provisions of FIN 45, we have disclosed the nature of the guarantee, maximum potential amount of future payments, and recourse provisions.  See Note 12 for further information.

(3) Discontinued operations

On July 29, 2002, we entered into an agreement to sell our foodservice distribution business to Wellspring Distribution Corp.  In accordance with SFAS 144, we have reported the results of operations of the business in discontinued operations.  On September 9, 2002, we completed the sale of our foodservice distribution business for $166 million in cash.  We recorded a net after-tax loss on the disposition of $25.9 million.  We used the proceeds from the sale along with available cash balances to repay debt obligations.

We continue to guarantee certain real estate, information system and tractor/trailer lease obligations of the foodservice distribution business.  See Note 12 for further information.

The following are the operating results of the discontinued operations:

	Three Months Ended		Nine Months Ended
(in thousands)	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Net sales	$37,450	$576,958	$1,149,128	$1,690,499
Earnings (loss) before tax	(3,341)	2,160	(9,742)	6,017
Earnings (loss) after tax	(2,155)	1,283	(7,025)	3,585

We allocated interest expense to discontinued operations based on net assets that were specifically identifiable to the operation.  The operating results of the business in fiscal 2003 included a $6 million pre-tax loss from the curtailment and settlement of pension obligations, which resulted from the sale of the business.  In addition, we recorded a $3.7 million pre-tax charge in fiscal 2003 primarily for severance costs.

We also recorded an after-tax loss of $41.3 million for the cumulative effect of change in accounting principle due to goodwill impairment.  The charge was recognized in the first quarter of fiscal 2003.  See Note 6 for further information.

The current and noncurrent assets and liabilities of the foodservice distribution business as of March 2, 2002, were as follows:

(in thousands)	March 2, 2002
Cash and cash equivalents	$15
Trade accounts receivables, net	104,595
Inventories	134,445
Other current assets	19,053
Current assets of discontinued operations	$258,108

Property, plant and equipment, net	$82,292
Goodwill, net	65,123
Other assets	3,749
Noncurrent assets of discontinued operations	$151,164

Accounts payable	$131,019
Other current liabilities	12,092
Current liabilities of discontinued operations	$143,111

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

As part of the $304.5 million purchase price, General Mills is installing processing and packaging equipment at a plant in Toledo, Ohio in order for the plant to be able to produce certain Pillsbury products.  We agreed to purchase the Toledo plant, as part of the acquisition, for an additional $11.5 million.  We currently expect to take possession of the plant by the end of fiscal 2003.  Included in the preliminary allocation of the purchase price was an estimate of the value of the equipment at the Toledo plant.  The allocation of the purchase price will be revised when we purchase the plant and receive the equipment and appraisals on the plant and equipment are completed.  The revisions, which may be significant, will be reported in the future as changes to various assets, including goodwill; property, plant and equipment; and other noncurrent assets.

Assuming the Acquisition had occurred on March 3, 2001, the unaudited pro forma results of operations are as follows:

(in thousands, except per share amounts)	Three Months Ended Dec. 1, 2001	Nine Months Ended Dec. 1, 2001
Net sales	$305,504	$727,301
Earnings from continuing operations	12,831	27,157
Basic earnings per share from continuing operations	0.68	1.44
Diluted earnings per share from continuing operations	0.68	1.43

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

(5) Comprehensive income (loss) – The components of total comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Net earnings (loss)	$10,599	$(553)	$(53,876)	$4,327
Foreign currency translation adjustment	(704)	(1,691)	1,717	(1,608)
Net unrealized gain (loss) on cash flow hedges	(508)	3,466	(1,945)	3,652
Reclassification adjustment for amounts in earnings (loss)	177	(326)	363	(755)
Comprehensive income (loss)	$9,564	$896	$(53,741)	$5,616

(6) Goodwill and other intangible assets – As discussed in Note 2, we adopted SFAS 142, “Goodwill and Other Intangible Assets” on March 3, 2002.  Under SFAS 142, goodwill and other intangible assets that have indefinite lives will no longer be amortized, but rather will be tested for impairment at least annually in accordance with the provisions of the standard.

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

The changes in the carrying amount of goodwill by segment for the nine months ended November 30, 2002, are as follows:

(in thousands)	U.S. Consumer Products	U.S. Foodservice Products	Canadian Foods	Total
Balance as of March 3, 2002	$24,715	$12,643	$6,054	$43,412
Addition	178	—	—	178
Foreign currency translation	—	—	120	120
Balance as of November 30, 2002	$24,893	$12,643	$6,174	$43,710

Other intangible assets as of November 30, 2002, and March 2, 2002, are as follows:

	Nov. 30, 2002			March 2, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trademarks	$9,090	$1,873	$7,217	$9,090	$1,394	$7,696
Non-compete agreements	1,198	1,175	23	1,162	1,162	—
Customer lists	5,800	4,208	1,592	5,800	3,997	1,803
Other	772	743	29	772	710	62
Total	$16,860	$7,999	$8,861	$16,824	$7,263	$9,561

Unamortized intangible assets
Trademarks	$128,886	$—	$128,886	$128,600	$—	$128,600
Other	86	—	86	86	—	86
Total	$128,972	$—	$128,972	$128,686	$—	$128,686

Amortization expense related to amortizable intangibles assets for the nine months ended November 30, 2002, and December 1, 2001, was $734,000 and $361,000, respectively.  The estimated amortization expense for fiscal 2003 to fiscal 2007 is as follows:

(in thousands)	Amounts
2003	$979
2004	955
2005	924
2006	921
2007	921

The following provides a reconciliation of reported earnings to pro forma amounts adjusted for the elimination of amortization of goodwill:

	Three Months Ended		Nine Months Ended
(in thousands)	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Reported earnings (loss) from continuing operations	$12,754	$(1,836)	$20,413	$742
Amortization of goodwill	—	76	—	228
Adjusted earnings (loss) from continuing operations	12,754	(1,760)	20,413	970

Reported earnings (loss) from discontinued operations	(2,155)	1,283	(74,289)	3,585
Amortization of goodwill	—	364	—	1,092
Adjusted earnings (loss) from discontinued operations	(2,155)	1,647	(74,289)	4,677

Adjusted net earnings (loss)	$10,599	$(113)	$(53,876)	$5,647

	Three Months Ended		Nine Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Basic earnings (loss) per share
Reported basic earnings (loss) per share from continuing operations	$0.67	$(0.10)	$1.07	$0.04
Amortization of goodwill	—	—	—	0.01
Adjusted basic earnings (loss) per share from continuing operations	0.67	(0.10)	1.07	0.05

Reported basic earnings (loss) per share from discontinued operations	(0.12)	0.07	(3.89)	0.19
Amortization of goodwill	—	0.02	—	0.06
Adjusted basic earnings (loss) per share from discontinued operations	(0.12)	0.09	(3.89)	0.25

Adjusted basic earnings (loss) per share	$0.55	$(0.01)	$(2.82)	$0.30

	Three Months Ended		Nine Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Diluted earnings (loss) per share
Reported diluted earnings (loss) per share from continuing operations	$0.66	$(0.10)	$1.05	$0.04
Amortization of goodwill	—	—	—	0.01
Adjusted diluted earnings (loss) per share from continuing operations	0.66	(0.10)	1.05	0.05

Reported diluted earnings (loss) per share from discontinued operations	(0.11)	0.07	(3.83)	0.19
Amortization of goodwill	—	0.02	—	0.06
Adjusted diluted earnings (loss) per share from discontinued operations	(0.11)	0.09	(3.83)	0.25

Adjusted diluted earnings (loss) per share	$0.55	$(0.01)	$(2.78)	$0.30

(7) Interest, net

	Three Months Ended		Nine Months Ended
(in thousands)	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Interest expense	$6,630	$5,128	$24,709	$13,418
Capitalized interest	(177)	(69)	(367)	(323)
Interest income	(203)	(280)	(323)	(1,161)
	6,250	4,779	24,019	11,934
Interest expense allocated to discontinued operations	(169)	(2,388)	(5,174)	(7,028)
Interest, net	$6,081	$2,391	$18,845	$4,906

Cash payments for interest, net of amounts capitalized, were $22.8 million and $16.2 million for the nine months ended November 30, 2002, and December 1, 2001, respectively.

We allocated interest expense to discontinued operations based on net assets that were specifically identifiable to the operation.

(8) Other income (expense), net – For the nine months ended November 30, 2002, other income (expense), net included a $4.7 million loss associated with the early repayment of term notes.  In the prior year, we recorded a $10.3 million loss on the cancellation of a $200 million high-yield debt offering.

(9) Income taxes – Cash payments for income taxes were $4.1 million and $7.3 million for the nine months ended November 30, 2002, and December 1, 2001, respectively.

(10) Supplemental balance sheet information

(in thousands)	Nov. 30, 2002	March 2, 2002
Trade accounts receivable, net:
Trade	$53,896	$45,619
Allowance for doubtful accounts	(463)	(300)
Total trade accounts receivable, net	$53,433	$45,319

Inventories:
Raw materials, excluding grain	$14,897	$13,781
Grain	5,300	4,360
Finished and in-process goods	98,151	82,629
Packages and supplies	4,756	3,986
Total inventories	$123,104	$104,756

Property, plant and equipment, net:
Land	$2,186	$2,152
Buildings and improvements	50,366	49,078
Machinery and equipment	190,592	183,674
Improvements in progress	33,913	14,857
	277,057	249,761
Accumulated depreciation	(110,821)	(101,770)
Total property, plant and equipment, net	$166,236	$147,991

Accumulated other comprehensive loss:
Foreign currency translation adjustment	$(16,530)	$(18,247)
Minimum pension liability adjustment	(2,566)	(2,566)
Derivative hedge accounting adjustment	4,391	5,973
Total accumulated other comprehensive loss	$(14,705)	$(14,840)

(11) Segment information

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

(in millions)	Net Sales	Operating Costs	Unusual Items	Operating Earnings
Three Months Ended Nov. 30, 2002
U.S. Consumer Products	$151.8	$(128.5)	$—	$23.3
U.S. Foodservice Products	59.4	(57.8)	—	1.6
Canadian Foods	90.0	(81.1)	—	8.9
Corporate	—	(2.4)	—	(2.4)
Total	$301.2	$(269.8)	$—	$31.4

Three Months Ended Dec. 1, 2001
U.S. Consumer Products	$16.3	$(13.5)	$—	$2.8
U.S. Foodservice Products	55.2	(54.0)	(0.3)	0.9
Canadian Foods	77.0	(69.5)	1.5	9.0
Corporate	—	(2.7)	—	(2.7)
Total	$148.5	$(139.7)	$1.2	$10.0

Nine Months Ended Nov. 30, 2002
U.S. Consumer Products	$317.7	$(273.6)	$—	$44.1
U.S. Foodservice Products	176.0	(171.4)	—	4.6
Canadian Foods	228.0	(210.0)	—	18.0
Corporate	—	(10.2)	—	(10.2)
Total	$721.7	$(665.2)	$—	$56.5

Nine Months Ended Dec. 1, 2001
U.S. Consumer Products	$16.3	$(13.5)	$—	$2.8
U.S. Foodservice Products	160.6	(156.4)	(0.3)	3.9
Canadian Foods	205.0	(187.8)	1.5	18.7
Corporate	—	(8.2)	(0.3)	(8.5)
Total	$381.9	$(365.9)	$0.9	$16.9

(12) Contingencies – In fiscal 1998, we were notified that approximately $6 million of our inventory was taken from a ship in the port of St. Petersburg, Russia.  The ship had been chartered by a major customer of our former food-exporting business.  Following submission of a claim for indemnity, the insurance carrier denied our claim for coverage, and we commenced a lawsuit seeking to obtain coverage under the insurance carrier’s policy.  In October 2001, the U.S. District Court of the Southern District of New York granted us summary judgment on our claim, which is carried on our books as a $6 million receivable, and awarded us interest to the date of judgment.  The interest has not been recognized on our books.  On October 17, 2002, following an appeal by the insurance carrier, the U.S. Court of Appeals for the Second Circuit partially affirmed the summary judgment with respect to the amount of loss and held that such loss is within the scope of the policy.  The Court of Appeals, however, remanded the case back to the District Court for further proceedings to determine whether certain provisions of the policy had the effect of excluding coverage.  We continue to believe that the loss was covered by the insurance policy and we will continue to aggressively pursue our claim against the insurer.  If we are ultimately unable to collect on the policy, we would record a loss of $6 million to write off the receivable for the estimated recovery of the claim.

On September 9, 2002, we completed the sale of our foodservice distribution business to Wellspring Distribution Corp.  We continue to guarantee certain real estate, information system and tractor/trailer fleet lease obligations of our former business.  However, at the time of the sale of the business, we renegotiated our guarantee of the business’s fleet lease obligations.  The guarantee now requires the lessor to pursue collection and other remedies against our former subsidiaries before demanding payment from us.  In addition, our guarantee obligation is limited to 75% of the amount outstanding after the lessor has exhausted its remedies against our former subsidiaries.  This reduces our risk under the fleet lease guarantee.  In addition, while the initial guarantee was not limited by time, the fleet lease guarantee will now expire in September 2006.

The outstanding guarantees for the lease obligations of our former subsidiaries as of November 30, 2002, are as follows:

(in millions)	Gross amount	Net present value @ 7%
Tractor/trailer	$27.6	$23.0
Real estate	17.1	13.5
Information systems	0.5	0.4
Total	$45.2	$36.9

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

OVERVIEW

International Multifoods is a North American producer of branded consumer foods and foodservice products, including baking mixes, frozen bakery products, flour, ready-to-spread frostings, condiments, potato and pancake mix offerings.  We manage the company through three operating segments–U.S. Consumer Products, U.S. Foodservice Products and Canadian Foods.

On July 29, 2002, we entered into an agreement to sell our foodservice distribution business to Wellspring Distribution Corp.  We completed the sale on September 9, 2002, for $166 million in cash.  The foodservice distribution business is classified as discontinued operations in the consolidated financial statements and in the following management discussion and analysis.

On November 13, 2001, we completed our acquisition of the Pillsbury desserts and specialty products business, the Pillsbury non-custom foodservice baking mix and frosting products business, and certain regional flour and side-dish brands of General Mills.  The acquisition makes International Multifoods a leading marketer of U.S. consumer baking products and enhances our existing U.S. foodservice manufacturing business.

Results of Operations

Continuing Operations

Earnings from continuing operations were $12.8 million, or 66 cents per diluted share, in the third quarter ended November 30, 2002, compared with a loss of $1.8 million, or 10 cents per share, in the same period last year.  The improvement in current year results primarily reflects the contribution from the Pillsbury and General Mills businesses that we acquired in November 2001.  The improvement was partially offset by higher interest expense, which resulted from the debt we incurred to pay for the acquisition, and a pre-tax non-cash loss of $4.7 million associated with the early repayment of debt obligations.  Our third quarter results last year were impacted by a $10.3 million pre-tax loss due to a cancellation of $200 million high-yield debt offering that was planned as part of the acquisition.  We canceled the debt offering when, as part of the acquisition, more favorable financing became available.

For the nine months ended November 30, 2002, earnings from continuing operations were $20.4 million, or $1.05 per diluted share, compared with earnings of $0.7 million, or 4 cents per share, a year ago.

Segment Results

U.S. Consumer Products:  This business segment was formed last year as a result of our acquisition of certain retail brands of The Pillsbury Company and General Mills.  The operating results of the acquired brands have been included in our results since the date of acquisition.

Third quarter net sales were $151.8 million, compared with $16.3 million in the year-earlier period, which included only two weeks of results of the acquired brands.  On a comparable pro forma basis, as if we owned the retail brands in last year’s third quarter, unit volume declined about 1%.  For the nine months ended November 30, 2002, comparable unit volume increased approximately 1% on more effective merchandising, success in emerging channels and brand-building initiatives.

U.S. Foodservice Products:  Net sales increased 8% to $59.4 million, which reflects the incremental contribution from the Pillsbury foodservice brands that we acquired last year.  The increase in net sales was partially offset by volume declines in our foodservice baking mix and ready-to-bake products. Sales of ready-to-bake products were affected by soft demand at a national foodservice chain.

Operating earnings were $1.6 million, compared with $1.2 million before unusual items last year. The earnings contribution from the acquired Pillsbury brands was offset by competitive pressures, the volume declines and higher sales and marketing expenses.

Net sales for the nine-month period ended November 30, 2002, increased 10% to $176 million, compared with $160.6 million a year ago.  The increase in sales was essentially due to the same factors discussed for the third quarter.  Operating earnings were $4.6 million, compared with $4.2 million before unusual items last year.  In addition to the factors described in the discussion of the third quarter, operating earnings in the nine-month period were impacted by higher sugar costs and a loss on an advance to a supplier that filed for bankruptcy.

Canadian Foods:  Net sales increased 17% to $90 million, due to the effects of higher selling prices, which was driven by higher commodity costs, and unit volume growth.  We had unit volume growth in commercial flour, consumer condiments, and grain-based export products.  Consumer condiment unit volumes increased due to a new product offering, which was introduced last year.

Operating earnings before unusual items increased 19% to $8.9 million, compared with $7.5 million last year.  The earnings increase was driven by higher unit volumes, a more favorable product mix and productivity improvements in the condiments business.  Our prior year results were impacted by inefficiencies in manufacturing costs associated with the consolidation of our condiments processing operations.

Net sales for the nine-month period ended November 30, 2002, increased 11% to $228 million, compared with $205 million a year ago.  Sales increased on unit volume growth in commercial flour, consumer condiments, and export products.  The increase was also due to higher prices in grain-based products sold to commercial customers, which resulted primarily from higher commodity costs.  Operating earnings before unusual items increased 5% to $18 million, compared with $17.2 million last year.  The increase in earnings was driven by the same factors discussed for the third quarter.

Non-operating Expense and Income

Net interest expense in the third quarter was $6.1 million, compared with $2.4 million last year.  The significant increase was primarily due to the debt we incurred in November 2001 to finance the acquisition of the Pillsbury and General Mills businesses.

In the third quarter of fiscal 2003, we recorded a $4.7 million charge associated with the early repayment of $194 million in term notes.

In the third quarter of fiscal 2002, we wrote off $10.3 million of underwriting and other direct costs associated with the planned issuance of $200 million in high-yield unsecured notes.  We cancelled the debt offering as more favorable financing became available when, as part of the acquisition, Diageo plc agreed to guarantee $200 million of our debt obligations.  In addition, we also recorded a charge of $0.7 million for direct costs incurred for the early redemption of our outstanding medium-term notes and write-off of unamortized bank fees that resulted from the refinancing of our debt facilities. These costs are included in “other income (expense), net” in the consolidated condensed statements of operations.

Discontinued Operations

Our discontinued foodservice distribution business had a pre-tax operating loss of $9.7 million ($7 million after tax) for the nine months ended November 30, 2002.  Operating results included a $6 million pre-tax loss from the curtailment and settlement of pension obligations, which resulted from the sale of the business.  In addition, we recorded a $3.7 million pre-tax charge primarily for severance costs.

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

Pension Plans

Net earnings in both fiscal 2003 and 2002 included income from our defined benefit pension plans.  Strong investment performance in the 1990s caused pension assets to increase significantly, which resulted in pension income.  Pension plans will contribute approximately $9 million of pre-tax income in fiscal 2003, compared with $12.1 million in fiscal 2002.  However, continued poor performance in the equity markets has adversely impacted the value of our pension assets.  In addition, our pension obligations are expected to increase as a result of a decline in the discount rate used to value pension plan liabilities.  As a result, we expect that pension income will significantly decline in fiscal 2004.  Despite the decline in pension assets, our defined benefit pension plans are generally fully funded and are not expected to require significant contributions in either fiscal 2003 or fiscal 2004.  In fiscal 2003, contributions to qualified defined benefit plans are expected to be approximately $2 million to $3 million.

Financial Condition

Our major sources of liquidity are cash flows from operations and borrowings from our $100 million revolving credit facility.  As of November 30, 2002, we had $76 million available under the revolving credit facility.

We believe that cash flows from operations and borrowings from our existing revolving credit facility will be sufficient to meet our operating requirements and debt service obligations for the foreseeable future.

Cash provided by continuing operations was $19.4 million for the first nine months of fiscal 2003, compared with cash used of $43.2 million in the prior-year nine-month period.  Operating cash flows in the current period exceeded the prior year as a result of favorable working capital movements, higher earnings from continuing operations and payments received from an escrow account established as part of the acquisition.  Cash flows from operations last year were impacted by an increase in accounts receivable, which was partially due to the termination of a receivable securitization program in Canada.

In the third quarter of 2003, we used the proceeds from the sale of our foodservice distribution business and available cash balances to repay $194 million of term notes.  We repaid all our Term A notes and $68 million of our Term B notes.  As a result, our debt-to-total-capitalization ratio declined to 61% at November 30, 2002, compared with 66% at March 2, 2002.

Under a transition services agreement, General Mills provides us various services for the acquired Pillsbury and General Mills retail businesses.  These services include the invoicing and collection of trade accounts receivable and payment of certain trade accounts payable.  The effect of the transition services agreement is that trade receivables and payables associated with the acquired retail businesses are currently carried by General Mills.  We expect that transition services will end in the first quarter of fiscal 2004, and that our net working capital needs will increase by approximately $15 million to $20 million during the first quarter as we become directly responsible for all billing, collection and payment activities of the acquired businesses.

Cautionary Statement Relevant to Forward-Looking Information

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition.  For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements.  We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, successful completion of the integration of the acquired businesses; reliance on General Mills, Inc., to provide material transition and co-pack services to our U.S. Consumer Products division, including the conversion of the General Mills Toledo plant for our use; the impact of competitive products and pricing; changes in consumer preferences and tastes or perceptions of health-related issues; effectiveness of advertising or market-spending programs; market or weather conditions that may affect the costs of grain, other raw materials, fuel and labor; changes in laws and regulations; fluctuations in interest rates; the potential inability to collect on a $6 million insurance claim receivable related to the loss of product in St. Petersburg, Russia; collection is sought under our guarantees of lease obligations of our former Multifoods Distribution Group subsidiaries; fluctuations in foreign exchange rates; risks commonly encountered in international trade; and other factors as may be discussed in our reports filed with the Securities and Exchange Commission.

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

(b) Changes in internal controls.  For the quarter ended November 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

PART II

OTHER INFORMATION

Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits

		11.	Computation of Earnings (Loss) Per Common Share.

		12.	Computation of Ratio of Earnings to Fixed Charges.

		99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	Certification of the Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

During the quarter ended November 30, 2002, the Company filed the following Current Reports on Form 8-K:

(1)

Current Report on Form 8-K dated September 9, 2002, relating to the Company’s sale of the issued and outstanding shares of Multifoods Distribution Management, Inc., a wholly-owned subsidiary of the Company, to Wellspring Distribution Corp., and including pro forma financial statements reflecting the disposition.

(2)

Current Report on Form 8-K dated September 24, 2002, relating to the submission of sworn statements by each of the Principal Executive Officer and the Principal Financial Officer of the Company to the Securities and Exchange Commission pursuant to Commission Order No. 4-460.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL MULTIFOODS CORPORATION

Date: January 10, 2003	By:	/s/ John E. Byom
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

4.                    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.                    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                 all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003	/s/ Gary E. Costley
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

4.                    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.                    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                 all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003	/s/ John E. Byom
John E. Byom
Vice President, Finance & Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

11.	Computation of Earnings (Loss) Per Common Share.

12.	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.