Form 10-K
period 2003-03-01
INTERNATIONAL MULTIFOODS CORP
filed 2003-05-12
CIK 51410

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 1, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

        Yes ☒    No ☐

        The aggregate market value of Common Stock, par value $.10 per share, held by non-affiliates of the registrant (see Item 12 hereof) computed by reference to the closing price as reported in the consolidated transaction reporting system as of August 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was $391,885,166.

        The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of May 1, 2003 was 19,194,915.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 1, 2003 are incorporated by reference into Parts I and II.

        Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 20, 2003 are incorporated by reference into Part III.

i

PART I

Item 1.    Business.

General

        International Multifoods Corporation ("Multifoods"), incorporated in Delaware in 1969 as the successor to a business founded in 1892, operates food manufacturing businesses in the United States and Canada.

        We manage our businesses through three operating segments: U.S. Consumer Products, Foodservice Products and Canadian Foods. In September 2002, we completed the sale of our foodservice distribution business. We have classified our foodservice distribution business as a discontinued operation. Financial information for the last three fiscal years for each of our business segments, which is included in Note 17 to our Consolidated Financial Statements on pages 47 and 48 of our Annual Report to Stockholders for the fiscal year ended March 1, 2003 ("2003 Annual Report to Stockholders"), is incorporated herein by reference.

U.S. Consumer Products

        Through our U.S. Consumer Products segment, we market and distribute flour and scratch ingredients, dessert and baking mixes, ready-to-spread frostings, potato mixes, dry breakfast mixes and syrups primarily under the Pillsbury, Martha White, Jim Dandy, Gladiola, Robin Hood, La Piña, Red Band, Softasilk, Hungry Jack and Idaho Spuds brand names for sale through retail channels in the United States. In addition, we market and sell evaporated milk products under our Pet brand name and flavored rice and pasta side-dish products under our Farmhouse brand name. Products in our portfolio are strong brands in the packaged foods industry, some having operating histories more than 100 years.

        Our Pillsbury branded products currently include 124 stock-keeping units ("SKUs") in seven general subcategories: cake mix, ready-to-spread frosting, brownie mix, muffin mix, cookie mix, quickbread mix and flour and scratch ingredients. Our Martha White branded products are primarily marketed under three major subcategories of muffin mixes, brownie mixes and scratch ingredients. We also market cornbread mix under the Gladiola brand name and grits under the Jim Dandy brand name. Presently, we market a total of 79 SKU's under our Martha White, Gladiola and Jim Dandy brands. We currently market 38 SKUs primarily under the Hungry Jack brand, including nine pancake mix SKUs, six syrup SKUs and 23 potato mix SKUs. The 23 potato mix SKUs include products across three product lines: core mashed potatoes, specialty potatoes and mashed potatoes with gravy. We market 14 SKUs in the flour and scratch subcategory under our Robin Hood, La Piña, Red Band and Softasilk brands. We also market 10 evaporated milk products under our Pet brand and 27 pasta and rice side-dish SKUs under our Farmhouse brand. Approximately half of the products of the U.S. Consumer Products segment are manufactured at our Toledo, Ohio manufacturing facility, while third party co-packers manufacture and package the remainder of this segment's products.

        The Pillsbury Company has licensed to us the exclusive right to use certain Pillsbury trademarks, including the Pillsbury "barrelhead" and "doughboy" related trademarks, on a royalty-free basis for an initial term of 20 years. After the initial 20-year term, the license is automatically renewable for unlimited additional 20-year terms on a royalty-free basis. This license allows us to use the licensed marks on certain dessert and baking mix and flour products and other baking related products in retail channels in the United States and its territories and commonwealths, including Puerto Rico. We also have the non-exclusive right to sell covered products bearing these trademarks to stores of United States-based retailers in Mexico and Canada.

        Our U.S. Consumer Products segment sells its products to supermarket chains, retail wholesalers and other retail channels. Our customers include Wal-Mart Stores, Inc., Kroger Co., SuperValu, Inc. and Fleming Companies, Inc. CROSSMARK, Inc., a privately held, nationwide sales and marketing organization, provides retail sales and marketing services for our U.S. Consumer Products brands. We also employ a direct sales force.

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

Foodservice Products.

        Our Foodservice Products segment produces approximately 1,400 products for retail, wholesale and in-store bakeries and foodservice customers primarily in the United States. Through this segment, we produce baking mix products, including mixes for breads, rolls, bagels, donuts, muffins, Danishes, cakes, cookies, brownies, bars and pizza crusts, as well as fillings, icings and frostings. Baking mix products are marketed under our Multifoods, Pillsbury and Jamco brands. In addition, we manufacture and market frozen batters, doughs and desserts under our Multifoods, Gourmet Baker and Fantasia brands. Our products are marketed through our own direct sales force of sales and technical support personnel, as well as through a network of brokers and bakery distributors, which in turn sell our products to retail bakers and other customers. Our customers include Ahold USA, Inc., Costco Wholesale Corporation, Dunkin' Donuts, Pizza Hut, Inc., Sysco Corporation, U.S. Foodservice, Inc. and Wal-Mart Stores, Inc.

        Under a foodservice trademark license agreement with The Pillsbury Company, we have the exclusive right to use certain Pillsbury trademarks, including the Pillsbury "barrelhead" and "doughboy" related trademarks, on a royalty-free basis until November 2008 on certain non-custom dry mix products in packages of seven pounds or less and non-custom frosting products in packages of 11 pounds or less in foodservice channels in the United States and its territories and commonwealths, including Puerto Rico, and in certain limited instances and on a non-exclusive basis, Mexico and Canada. This license is non-renewable.

        Our Foodservice Products segment encounters significant competition in the bakery products market. We are a leading supplier of baking mixes to foodservice operators and retail and in-store bakeries in the United States and we compete with several large corporations and regional producers of baking mixes. With respect to frozen bakery products, we compete primarily in the foodservice and in-store bakery markets with several large corporations and numerous regional suppliers that have select product offerings. Our largest competitor in both of the baking mixes and frozen bakery products categories is General Mills, Inc. We compete on the basis of product quality and uniqueness, product convenience, brand loyalty, timely delivery and customer service, as well as price.

        Canadian Foods.    Our Canadian Foods segment consists of our retail and commercial foods businesses in Canada. Canadian Foods manufactures flour and baking mixes, primarily under the Robin Hood brand, and pickles and relish condiments, primarily under the Bick's brand for sale through retail and commercial channels in the United States and Canada. More than 40 retail baking mixes are sold in Canada under our Robin Hood brand, while retail flour is sold in Canada under the Robin Hood, Golden Temple, Brodie, Cream of the West, and Monarch brands. In the United States, we sell retail flour under our Golden Temple brand. We also sell hot cereals in Canada under our Robin Hood, Old

Mill, Red River and Purity brands. In addition, we manufacture and market pickles and relish condiments to consumers in Canada, where our Bick's brand is the market leader. We also sell condiments in Canada under the Habitant, Gattuso, Woodman's and McLaren's labels.

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

Discontinued Operations

        In September 2002, we completed the sale of our foodservice distribution business. The foodservice distribution business is treated as discontinued operations in our consolidated financial statements.

Other Information Relating to the Business of Multifoods

        Sources of Supply and Raw Materials.    With respect to each of our U.S. Consumer Products, Foodservice Products and Canadian Foods segments, raw materials generally are available from numerous sources and we believe that we will continue to be able to obtain adequate supplies. In Canada, we minimize risks associated with wheat market price fluctuations by hedging our wheat and flour inventories, open wheat purchase contracts and open flour sales contracts with wheat futures contracts. In the United States, we also enter into futures contracts to reduce the risk of price fluctuations on certain anticipated raw material purchases. See Note 9 to the Consolidated Financial Statements which are incorporated by reference in Part II, Item 8, hereof.

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

        Seasonality.    Each of our U.S. Consumer Products, Foodservice Products and Canadian Foods segments experience some seasonality of their businesses due to increased demand for their products during the fall and holiday baking seasons. As a result, sales volumes of each of the U.S. Consumer Products, Foodservice Products and Canadian Foods segments are generally higher during our fiscal third quarter.

        Research and Development.    Our expenses for research and development for fiscal years 2003, 2002 and 2001 were $6.4 million, $3.7 million and $3.4 million, respectively.

        Environmental Regulation.    Our facilities in the United States and Canada are subject to federal, state, provincial and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net earnings or competitive position.

        Employees.    As of March 1, 2003, we and our subsidiaries had 2,377 employees.

        Available Information.    Multifoods' internet website is http://www.multifoods.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are made available, free of charge, under the "Investor Relations" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Cautionary Statement Relevant to Forward-Looking Information

        This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may from time to time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, successful completion of the integration of the businesses acquired from General Mills, Inc. and The Pillsbury Co., the impact of competitive products and pricing; changes in consumer preferences and tastes or perceptions of health-related issues; effectiveness of advertising or market-spending programs; market or weather conditions that may affect the costs of grain, other raw materials and fuel; the impact of labor matters; changes in laws and regulations; fluctuations in foreign exchange and interest rates; the potential inability to collect on a $6 million insurance claim receivable related to the loss of product in St. Petersburg, Russia; if collection is sought under our guarantees of lease obligations of our former foodservice distribution business; risks commonly encountered in international trade; and other factors as may be discussed in our reports filed with the Securities and Exchange Commission.

Item 2.    Properties.

        Our principal executive offices are located in Minnetonka, Minnesota in leased office space. Several of our subsidiaries also own or lease office space. We operate numerous processing and distribution facilities throughout the United States and Canada. We believe that our facilities are suitable and adequate for current production volumes. The following is a description of our properties as of March 1, 2003.

        We manufacture the products of our U.S. Consumer Products, Foodservice Products and Canadian Foods segments in 17 owned and leased processing facilities across the United States and Canada, as described in the following table:

Location	Primary Products	Size	Owned/Leased
Bonner Springs, Kansas	Bakery Mix/Frozen Bakery	100,000 s.f.	Owned
Burlington, Ontario	Bakery Mix	65,000 s.f.	Owned
Burnaby, British Columbia	Frozen Bakery	15,000 s.f.	Leased
Burnaby, British Columbia	Frozen Bakery	32,800 s.f.	Leased
Delhi Township, Ontario	Pickle Tank Farm	15 acres	Owned
Dunnville, Ontario	Pickles and Relish Condiments	98,300 s.f.	Owned
Elyria, Ohio	Bakery Mix	56,400 s.f.	Owned
La Mirada, California	Bakery Mix	100,860 s.f.	Leased
Lockport, New York	Bakery Mix	89,300 s.f.	Owned
Montreal, Quebec	Flour Mill	203,000 s.f.	Owned
Montreal, Quebec	Bakery Mix	48,500 s.f.	Owned
Pt. Colborne, Ontario	Flour Mill	330,000 s.f.	Owned/Leased*
Saskatoon, Saskatchewan	Flour & Oat Mill/ Bakery Mix	230,000 s.f.	Owned
Sedalia, Missouri	Frozen Bakery	48,500 s.f.	Owned
Simcoe, Ontario	Frozen Bakery	65,000 s.f.	Owned
Toledo, Ohio	Bakery Mixes and Frosting	633,000 s.f.	Owned
Winnipeg, Manitoba	Frozen Bakery	72,000 s.f.	Owned

*
We own the building and lease the land at our Pt. Colborne facility.

        Our U.S. Consumer Products, Foodservice Products and Canadian Foods segments also operate two research and development laboratories.

Item 3.    Legal Proceedings.

        Neither Multifoods nor any of its subsidiaries is a party to any legal proceeding that is material to the business, financial condition or results of operations of Multifoods.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders of Multifoods during the fourth quarter of the fiscal year ended March 1, 2003.

EXECUTIVE OFFICERS OF MULTIFOODS.

        The information contained in Item 10 in Part III hereof under the heading "Executive Officers of Multifoods" is incorporated by reference in Part I of this Report.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        Our Common Stock is listed on the New York Stock Exchange. The high and low sales prices for our Common Stock as reported in the consolidated transaction reporting system for each quarterly period within the two most recent fiscal years, shown in Note 18 to our Consolidated Financial Statements on pages 48 and 49 of the 2003 Annual Report to Stockholders, are incorporated herein by reference. We did not pay any dividends on our Common Stock during the two most recent fiscal years.

        As of May 1, 2003, there were 3,770 holders of record of our Common Stock.

Item 6.    Selected Financial Data.

        The information for fiscal years 1999 through 2003 in the "Five-Year Comparative Summary" on page 21 of the 2003 Annual Report to Stockholders under the headings "Consolidated Summary of Operations," "Year-End Financial Position" and "Dividends Paid" is incorporated herein by reference. The information contained in Note 1 ("Summary of Significant Accounting Policies"), Note 2 ("Business Acquired"), Note 3 ("Discontinued Operations") and Note 5 ("Unusual Items") to Multifoods' Consolidated Financial Statements on pages 34 through 38 of the 2003 Annual Report to Stockholders is also incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the heading "Management's Discussion and Analysis" on pages 22 through 29 of the 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The section under the heading "Management's Discussion and Analysis" entitled "Market Risk Management" on pages 28 and 29 of the 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

        Multifoods' Consolidated Financial Statements as of March 1, 2003 and March 2, 2002, and for each of the fiscal years in the three-year period ended March 1, 2003, the Notes to Multifoods' Consolidated Financial Statements and the Report of Independent Auditors on pages 30 through 50 of the 2003 Annual Report to Stockholders are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information about our Directors is incorporated by reference to the sections under the heading "Election of Directors" entitled "Composition of Board and Term of Office" and "Biographical Information of Directors" on pages 5 through 7 of the Proxy Statement of International Multifoods Corporation dated May 15, 2003 (the "2003 Proxy Statement"). Information about compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 24 of the 2003 Proxy Statement. Information about our audit committee financial expert is incorporated by reference to the section under the heading "Election of Directors" entitled "Audit Committee" on page 8 of the 2003 Proxy Statement. Information about the codes of ethics governing our employees and directors, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, is incorporated by reference to the section under the heading "Election of Directors" entitled "Codes of Business Conduct and Ethics" on page 10 of the 2003 Proxy Statement.

Executive Officers of Multifoods

        The following sets forth the name, age and business experience for at least the past five years of each of our executive officers as of May 1, 2003. Unless otherwise noted, the positions described are positions with Multifoods or its subsidiaries.

Name	Age	Positions Held	Period
Gary E. Costley	59	Chairman of the Board and Chief Executive Officer	November 2001 to present
		Chairman of the Board, President and Chief Executive Officer	1997 to 2001
Frank W. Bonvino	61	Senior Vice President, General Counsel and Secretary	November 2001 to present
		Vice President, General Counsel and Secretary	1992 to 2001
John E. Byom	49	Senior Vice President—Finance and Chief Financial Officer	January 2003 to present
		Vice President—Finance and Chief Financial Officer	2001 to 2002
		President, U.S. Foods	1999 to 2000
		Vice President—Finance, North America Foods	1995 to 1999
Randall W. Cochran	49	Vice President, Supply Chain	January 2002 to present
		Vice President, Manufacturing Effectiveness, the Kellogg Company (food manufacturer)	2000-2001
		Vice President, Supply Chain, the Kellogg Company—Latin America	1998-2000
		Vice President, Operations, Convenience Foods Division of the Kellogg Company	1993-1998
Ralph P. Hargrow	51	Senior Vice President, Human Resources and Administration	January 2003 to present
		Vice President, Human Resources and Administration	2000 to 2002
		Vice President, Human Resources	1999 to 2000
		Senior Vice President—Human Resources & Administration of Rollerblade, Inc. (in-line skate manufacturer)	1994 to 1998
Martin Jamieson	43	Vice President and President, Robin Hood Multifoods Inc.	September 2002 to present
		Vice President, North America Integration and Planning, General Mills, Inc. (food manufacturer)	2001 to 2002
		President, Pillsbury Canada Ltd. (food manufacturer)	1998 to 2001
		Managing Director, Pillsbury U.K./Ireland, Diageo plc	1996 to 1998

Dennis R. Johnson	51	Vice President and Controller	September 2002 to present
		Vice President and Controller, and Vice President-Finance and Chief Financial Officer, Multifoods Distribution Group	2000 to 2002
		Vice President and Controller	1995 to 2000
Gregory J. Keup	44	Vice President and Treasurer	March 2000 to present
		Assistant Treasurer	1996 to 2000
Daryl R. Schaller	59	Vice President, Research and Development	November 2001 to present
		Food Industry Consultant	1997-2001
Jill W. Schmidt	44	Vice President, Communications and Investor Relations	March 2000 to present
		Vice President, Communications	1997 to 2000
Dan C. Swander	59	President and Chief Operating Officer	November 2001 to present
		Principal, Swander Pace & Co. and Member, KSA Worldwide (consultants to the food, packaged goods and retailing industries)	2000-2001
		Chairman and Managing Director, Swander Pace & Co.	1987-2000
Donald H. Twiner	62	Vice President and Chairman, Robin Hood Multifoods Inc.	September 2002 to present
		Vice President and President, Robin Hood Multifoods Inc.	1999 to 2002
		President, Robin Hood Multifoods Inc.	1997 to 1999
James H. White	38	Vice President and President, U.S. Consumer Products	November 2001 to present
		Category Vice President, The Pillsbury Company (food manufacturer)	1999-2001
		Business Vice President, The Pillsbury Company	1998-1999
		Business Team Leader, The Pillsbury Company	1996-1998
Michael J. Wille	43	Vice President and President, Multifoods Foodservice Products Division	December 2001 to present
		Vice President Marketing, North American Institutional Division, Ecolab, Inc. (cleaning supplies and equipment)	2000-2001
		Cargill Foods Group Marketing and Sales Director, Cargill, Inc. (food manufacturer)	1992-2000

        The executive officers of Multifoods are elected annually by the Board of Directors with the exception of the Presidents of our business units, who hold appointed offices.

Item 11.    Executive Compensation.

        The section under the heading "Election of Directors" entitled "Compensation of Directors" on page 10 and the section entitled "Executive Compensation" on pages 15 through 22 of the 2003 Proxy Statement are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the 2003 Proxy Statement is incorporated herein by reference.

        For purposes of computing the market value of our Common Stock held by non-affiliates of Multifoods on the cover page of this Report, all executive officers and directors of Multifoods are considered to be affiliates of Multifoods. This does not represent an admission by us or any such person as to the affiliate status of such person.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,012,325	(1)	$19.50	432,319	(2)
Equity compensation plans not approved by security holders	5,302	(3)	$27.75	21,417	(4)

Total	2,017,627		$19.52	453,736

(1)
Consists of 1,882,225 outstanding stock options and 130,100 outstanding restricted stock units.

(2)
The following numbers of shares remained available for issuance under each of our equity compensation plans at March 1, 2003. Grants under these plans may be in the form of any of the listed types of awards. Of the number of shares available under the 1997 Stock-Based Incentive Plan, only 291,239 of these shares remained available for restricted stock or restricted stock unit awards as of March 1, 2003:

Plan	Number of Shares	Type of Award
Amended and Restated 1989 Stock-Based Incentive Plan	26,714	Stock options, restricted stock
1997 Stock-Based Incentive Plan	405,605	Stock options, restricted stock, restricted stock units, stock appreciation rights

(3)
Stock options granted to Daryl R. Schaller pursuant to Non-Qualified Stock Option Agreement dated July 1, 1998 (the "Schaller Option Agreement") in consideration for consulting services to be provided by Dr. Schaller to Multifoods. Under the terms of the Schaller Option Agreement, Dr. Schaller was granted non-qualified stock options to purchase 5,302 shares of Multifoods Common Stock at an exercise price of $27.75. The options vested on July 1, 1999 and have a term of ten years expiring June 30, 2008. On November 13, 2001, Dr. Schaller became employed by Multifoods as Vice President, Research and Development.

(4)
Shares of Common Stock of Multifoods available for issuance to employees under the Stock Purchase Plan of Robin Hood Multifoods Inc. (the "Plan"). The full-time salaried employees of both Robin Hood Multifoods Inc., an Ontario corporation and a wholly-owned subsidiary of Multifoods ("Robin Hood Multifoods"), and any division or subsidiary of Robin Hood Multifoods are eligible to participate in the Plan. Under the Plan, eligible employees are allowed to authorize the deduction of contributions from their monthly salary of up to 5% of their salary. Robin Hood Multifoods or the other participating employers contribute for the account of each participating employee an amount equal to 50% of the employee contribution. All employee and employer funds contributed under the Plan are deposited with a third party trustee who uses the funds to purchase Multifoods Common Stock in such manner and at such price as determined by the trustee. The trustee may purchase Common Stock of Multifoods in the open market or, at the current market value, from private persons or from Multifoods. The trustee holds all cash and Common Stock in account for the participating employees until distributed to the employees. The Plan is administered by a Savings Committee appointed by the Multifoods Board of Directors.

Item 13.    Certain Relationships and Related Transactions.

        The section under the heading "Security Ownership of Certain Beneficial Owners and Management" entitled "Certain Relationships and Related Transactions" on page 4 of the 2003 Proxy Statement is incorporated herein by reference.

Item 14.    Controls and Procedures.

        (a)   Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of Multifoods' disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

        (b)   Changes in internal controls. For the fiscal year ended March 1, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)   Documents Filed as a Part of this Report

1.     Financial Statements.

        The following consolidated financial statements of International Multifoods Corporation and subsidiaries and the Report of Independent Auditors thereon, included in the 2003 Annual Report to Stockholders, are incorporated by reference in Part II, Item 8, hereof:

Consolidated Statements of Operations—Years ended March 1, 2003, March 2, 2002 and March 3, 2001
Consolidated Balance Sheets—March 1, 2003 and March 2, 2002
Consolidated Statements of Cash Flows—Years ended March 1, 2003, March 2, 2002 and March 3, 2001
Consolidated Statements of Shareholders' Equity—Years ended March 1, 2003, March 2, 2002 and March 3, 2001
Notes to Consolidated Financial Statements
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
4.1
Credit Agreement, dated as of September 28, 2001, among International Multifoods Corporation, Robin Hood Multifoods Inc., the several lenders from time to time parties thereto, Rabobank International, as Documentation Agent, U.S. Bank National Association and UBS Warburg LLC, as Syndication Agents, and Canadian Imperial Bank of Commerce, as U.S. Administrative Agent and Canadian Administrative Agent, as amended (incorporated herein by reference to Exhibit 4.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 and Exhibit 4.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).
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
10.2
1997 Stock-Based Incentive Plan of International Multifoods Corporation, as amended, (incorporated herein by reference to Exhibit 10.2 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997, Exhibit 10.3 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and Exhibit 10.3 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 3, 2001).*
10.3
Amended and Restated 1989 Stock-Based Incentive Plan of International Multifoods Corporation, as amended (incorporated herein by reference to Exhibit 10.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended August 31, 1993 and Exhibits 10.1 and 10.2 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).*
10.4	1986 Stock Option Incentive Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 4 to Multifoods' Registration Statement on Form S-8 (Registration No. 33-6223)).*
10.5
Management Incentive Plan of International Multifoods Corporation, Amended and Restated as of March 1, 1998, as amended (incorporated herein by reference to Exhibit 10.7 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and Exhibit 10.6 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 2, 2002).*
10.6	Non-Qualified Stock Option Agreement, dated as of July 1, 1998, between International Multifoods Corporation and Daryl Schaller.*
10.7
Management Benefit Plan of International Multifoods Corporation, Restated Effective January 1, 1997, as further amended (incorporated herein by reference to Exhibit 10.7 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997 and Exhibit 10.10 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998).*
10.8
Trust Agreement, dated July 30, 1987, between International Multifoods Corporation and Norwest Bank Minnesota, National Association, as successor trustee to Bank of America NT and SA, relating to the Management Benefit Plan of International Multifoods Corporation (incorporated herein by reference to Exhibit 10.11 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1993).*
10.9
Compensation Deferral Plan for Executives of International Multifoods Corporation, Amended and Restated as of September 17, 1993, as further amended (incorporated herein by reference to Exhibit 10.5 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and Exhibit 10.10 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*

10.10
Supplemental Deferred Compensation Plan of International Multifoods Corporation, Adopted Effective April 1, 1997 (incorporated herein by reference to Exhibit 10.11 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1997).*
10.11
Employment Agreement, dated as of November 1, 1996, between International Multifoods Corporation and Gary E. Costley, as amended (incorporated herein by reference to Exhibit 10.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1996, Exhibit 10.16 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and Exhibit 10.1 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001).*
10.12
Form of Revised and Restated Severance Agreement between International Multifoods Corporation and each of Multifoods' executive officers, other than Gary E. Costley (incorporated herein by reference to Exhibit 10.2 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).*
10.13
Letter Agreement, dated July 10, 1995, between International Multifoods Corporation and Robert S. Wright regarding benefits arrangements (incorporated herein by reference to Exhibit 10.19 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*
10.14
Memorandum of understanding, dated March 29, 1996, between International Multifoods Corporation and Robert S. Wright regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.20 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 1996).*
10.15
Letter Agreement, dated August 2, 2002, as amended, between Robert S. Wright and International Multifoods Corporation regarding severance and retirement benefits (incorporated herein by reference to Exhibits 10.3 and 10.4 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).*
10.16
Memorandum of understanding, dated September 20, 1996, between Frank W. Bonvino and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.21 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1999).*
10.17
Amendment to Supplemental Retirement Agreement, dated March 23, 2000, between Frank W. Bonvino and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.22 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 2000).*
10.18
Severance Agreement, dated November 13, 2001, between Dan C. Swander and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.17 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 2, 2002).*
10.19
Memorandum of understanding, dated November 13, 2001, between Dan C. Swander and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.18 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 2, 2002).*
10.20	Letter agreement, dated March 12, 2001, between James H. White and International Multifoods Corporation regarding offer of employment.*
10.21	Stock Purchase Plan of Robin Hood Multifoods Inc. *

10.22
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
10.27
Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company and International Multifoods Corporation, as amended by Closing Agreement, dated November 13, 2001, as further amended by Omnibus Amendment Agreement, dated as of January 16, 2003 (incorporated herein by reference to Exhibits 2.1 and 2.2 to Multifoods' Current Report on Form 8-K dated November 13, 2001 and Exhibit 10.1 to Multifoods' Current Report on Form 8-K dated January 27, 2003).
10.28
Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.2 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001).
10.29	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation.
10.30
Stock Purchase Agreement, dated as of July 29, 2002, between International Multifoods Corporation and Wellspring Distribution Corp. (incorporated herein by reference to Exhibit 2.1 to Multifoods' Current Report on Form 8-K dated July 30,2002).
11	Computation of Earnings (Loss) Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2003 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).
21	List of significant subsidiaries of International Multifoods Corporation.
23	Consent of KPMG LLP.
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of this Report.

(b)
Reports on Form 8-K

    During the quarter ended March 1, 2003, Multifoods filed a Current Report on Form 8-K dated January 27, 2003, relating to Multifoods' purchase of a plant in Toledo, Ohio from General Mills, Inc.

  (c)
  See Exhibit Index and Exhibits attached to this Report.

  (d)
  See Financial Statement Schedule included at the end of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MULTIFOODS CORPORATION
Dated: May 12, 2003	By	/s/ GARY E. COSTLEY Gary E. Costley, Ph.D. Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GARY E. COSTLEY Gary E. Costley, Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	May 12, 2003
/s/ JOHN E. BYOM John E. Byom	Senior Vice President—Finance, and Chief Financial Officer (Principal Financial Officer)	May 12, 2003
/s/ DENNIS R. JOHNSON Dennis R. Johnson	Vice President and Controller (Principal Accounting Officer)	May 12, 2003
/s/ CLAIRE LEWIS ARNOLD Claire L. Arnold	Director	May 12, 2003
/s/ ISAIAH HARRIS, JR. Isaiah "Ike" Harris, Jr.	Director	May 12, 2003

/s/ JAMES M. JENNESS James M. Jenness	Director	May 12, 2003
/s/ JOSEPH PARHAM Joseph G. Parham, Jr.	Director	May 12, 2003
/s/ J. DAVID PIERSON J. David Pierson	Director	May 12, 2003
/s/ NICHOLS L. REDING Nicholas L. Reding	Director	May 12, 2003
/s/ JACK D. REHM Jack D. Rehm	Director	May 12, 2003
/s/ LOIS D. RICE Lois D. Rice	Director	May 12, 2003
/s/ DOLPH W. VON ARX Dolph W. von Arx	Director	May 12, 2003

CERTIFICATION

I, Gary E. Costley, certify that:

        1.     I have reviewed this annual report on Form 10-K of International Multifoods Corporation;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ GARY E. COSTLEY Gary E. Costley Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John E. Byom, certify that:

        1.     I have reviewed this annual report on Form 10-K of International Multifoods Corporation;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ JOHN E. BYOM John E. Byom Senior Vice President, Finance & Chief Financial Officer (Principal Financial Officer)

Independent Auditors' Report

The Board of Directors and Shareholders of
International Multifoods Corporation:

        Under date of April 1, 2003, we reported on the consolidated balance sheets of International Multifoods Corporation and subsidiaries as of March 1, 2003 and March 2, 2002, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended March 1, 2003, as contained in the 2003 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended March 1, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 15. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KMPG LLP
KPMG LLP
Minneapolis, Minnesota April 1, 2003

Schedule II

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three years ended March 1, 2003
(in thousands)

		Additions
Description	Balance at beginning of year	Net charges to costs and expenses	Deductions		Balance at end of year
Allowance deducted from assets for doubtful receivables:
Year ended March 1, 2003	$675	$1,058	$461	(a)	$1,272

Year ended March 2, 2002	$1,255	$863	$1,443	(a)	$675

Year ended March 3, 2001	$502	$922	$169	(a)	$1,255

Note: (a)	Includes accounts charged off, net of recoveries, and foreign currency translation adjustments, which arise from changes in current rates of exchange.

QuickLinks

FORM 10-K
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.