Form 10-Q
period 2003-05-31
INTERNATIONAL MULTIFOODS CORP
filed 2003-07-11
CIK 51410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, as of June 28, 2003 was 19,233,720.

PART I. FINANCIAL INFORMATION

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	THREE MONTHS ENDED
	May 31, 2003	June 1, 2002
Net sales	$213,898	$210,427
Cost of goods sold	(178,285)	(168,397)
Gross profit	35,613	42,030
Selling, general and administrative	(27,783)	(30,221)
Unusual items	(3,515)	—
Operating earnings	4,315	11,809
Interest, net	(6,234)	(6,476)
Other income (expense), net	1,421	—
Earnings (loss) from continuing operations before income taxes	(498)	5,333
Income taxes	195	(2,027)
Earnings (loss) from continuing operations	(303)	3,306
Discontinued operations:
Operating earnings, after tax	—	1,598
Cumulative effect of change in accounting principle, net of tax of $23,781	—	(41,342)
Loss from discontinued operations	—	(39,744)
Net loss	$(303)	$(36,438)

Basic earnings (loss) per share:
Continuing operations	$(0.02)	$0.17
Discontinued operations	—	(2.08)
Total	$(0.02)	$(1.91)

Diluted earnings (loss) per share:
Continuing operations	$(0.02)	$0.17
Discontinued operations	—	(2.04)
Total	$(0.02)	$(1.87)

Average shares of common stock outstanding:
Basic	19,193	19,028
Diluted	19,193	19,456

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands)

	(Unaudited) May 31, 2003	Condensed from audited financial statements March 1, 2003
Assets
Current assets:
Cash and cash equivalents	$3,214	$1,203
Trade accounts receivable, net	68,673	43,909
Inventories	132,224	124,659
Other current assets	37,171	46,242
Total current assets	241,282	216,013
Property, plant and equipment, net	243,433	235,118
Goodwill, net	63,943	63,358
Other intangible assets, net	135,765	135,986
Other assets	118,700	115,789
Total assets	$803,123	$766,264

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$46,593	$15,110
Current portion of long-term debt	1,313	1,313
Accounts payable	76,045	70,097
Other current liabilities	46,423	60,499
Total current liabilities	170,374	147,019
Long-term debt	328,030	328,030
Employee benefits and other liabilities	58,154	55,246
Total liabilities	556,558	530,295

Shareholders’ equity:
Common stock	2,184	2,184
Accumulated other comprehensive loss	(190)	(10,181)
Other shareholders’ equity	244,571	243,966
Total shareholders’ equity	246,565	235,969

Commitments and contingencies

Total liabilities and shareholders’ equity	$803,123	$766,264

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	THREE MONTHS ENDED
	May 31, 2003	June 1, 2002
Cash flows from operations:
Earnings (loss) from continuing operations	$(303)	$3,306
Adjustments to reconcile earnings (loss) from continuing operations to cash provided by (used for) continuing operations:
Depreciation and amortization	5,373	3,718
Deferred income tax expense (benefit)	(304)	273
Increase in prepaid pension assets	(1,070)	(2,742)
Provision for losses on receivables	1,748	80
Changes in working capital:
Accounts receivable	(23,926)	1,085
Inventories	(2,518)	(3,819)
Other current assets	9,744	284
Accounts payable	11,575	5,896
Other current liabilities	(14,836)	10,329
Other, net	(1,426)	7,187
Cash provided by (used for) continuing operations	(15,943)	25,597
Cash provided by discontinued operations	—	5,733
Cash provided by (used for) operations	(15,943)	31,330
Cash flows from investing activities:
Capital expenditures	(12,006)	(4,206)
Proceeds from property disposals	16	—
Discontinued operations	—	(658)
Cash used for investing activities	(11,990)	(4,864)
Cash flows from financing activities:
Net increase in notes payable	29,987	—
Reductions in long-term debt	—	(5,052)
Proceeds from issuance of common stock	62	875
Other, net	(105)	(232)
Cash provided by (used for) financing activities	29,944	(4,409)
Effect of exchange rate changes on cash and cash equivalents	—	215
Net increase in cash and cash equivalents	2,011	22,272
Cash and cash equivalents at beginning of period	1,203	26,460
Cash and cash equivalents at end of period	$3,214	$48,732

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)  In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly our financial position as of May 31, 2003, and the results of our operations and cash flows for the three months ended May 31, 2003 and June 1, 2002.  These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended March 1, 2003.  The results of operations for the three months ended May 31, 2003, are not necessarily indicative of the results to be expected for the full year.

(2)  Stock-Based compensation

Our stock-based plans permit awards of restricted stock, incentive units and stock options to directors and key employees subject to the provisions of the plans and as determined by the Compensation and Human Resources Committee of the Board of Directors.  See Note 15 to the consolidated financial statements of our 2003 Annual Report for further information.

We have elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant.

The following provides pro forma effect on earnings and earnings per share if we had applied the fair value recognition provisions prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended
(in thousands, except per share amounts)	May 31, 2003	June 1, 2002
Net loss as reported	$(303)	$(36,438)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(385)	(459)
Pro forma net loss	$(688)	$(36,897)

Basic loss per share:
As reported	$(0.02)	$(1.91)
Pro forma	(0.04)	(1.94)

Diluted loss per share:
As reported	$(0.02)	$(1.87)
Pro forma	(0.04)	(1.90)

(3)  Comprehensive income (loss) – The components of total comprehensive income (loss) were as follows:

	Three Months Ended
(in thousands)	May 31, 2003	June 1, 2002
Net loss	$(303)	$(36,438)
Foreign currency translation adjustment	9,847	3,955
Net unrealized gain (loss) on cash flow hedges	126	(284)
Reclassification adjustment for cash flow hedges recognized in earnings	(89)	25
Minimum pension liability adjustment	107	—
Comprehensive income (loss)	$9,688	$(32,742)

(4)  Goodwill and other intangible assets

The changes in the carrying amount of goodwill by segment for the three months ended May 31, 2003 are as follows:

(in thousands)	U.S. Consumer Products	Foodservice Products	Canadian Foods	Total
Balance as of March 2, 2003	$43,891	$12,972	$6,495	$63,358
Foreign currency translation	—	—	585	585
Balance as of May 31, 2003	$43,891	$12,972	$7,080	$63,943

Other intangible assets as of May 31, 2003 and March 1, 2003 are as follows:

	May 31, 2003			March 1, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trademarks	$9,090	$2,193	$6,897	$9,090	$2,033	$7,057
Non-compete agreements	1,195	1,193	2	1,200	1,181	19
Customer lists	5,800	4,348	1,452	5,800	4,278	1,522
Other	853	790	63	853	775	78
Total	$16,938	$8,524	$8,414	$16,943	$8,267	$8,676

Unamortized intangible assets
Trademarks	$127,343	$—	$127,343	$127,302	$—	$127,302
Other	8	—	8	8	—	8
Total	$127,351	$—	$127,351	$127,310	$—	$127,310

Amortization expense related to amortizable intangibles assets for the three months ended May 31, 2003 and June 1, 2002 was $0.3 million and $0.2 million, respectively.  The estimated amortization expense for fiscal 2004 to fiscal 2008 is expected to approximate $1.3 million each year.

(5)  Unusual items – In the first quarter of fiscal 2004, we recognized unusual charges of $3.5 million associated with actions taken to reduce the cost structure and improve the financial performance of our Canadian Foods business and our Foodservice Products business in the United States.  Unusual items included a $2.5 million charge for severance costs associated with reorganizing our Canadian Foods business.  Cash payments for severance benefits were $0.4 million in the first quarter. Remaining cash payments will be substantially completed over the next 12 months.   Also included in unusual items was a $1.0

million charge primarily for severance costs associated with reducing the number of production employees at our plant in Sedalia, Missouri and closing two small facilities in the eastern United States.  Cash payments for severance benefits were also $0.4 million in the first quarter.  Remaining cash payments will be substantially completed by the end of our fiscal second quarter.

(6)  Interest, net

	Three Months Ended
(in thousands)	May 31, 2003	June 1, 2002
Interest expense	$6,375	$9,099
Capitalized interest	(91)	(65)
Non-operating interest income	(50)	(49)
	6,234	8,985
Interest expense allocated to discontinued operations	—	(2,509)
Interest, net	$6,234	$6,476

Cash payments for interest, net of amounts capitalized, were $2.4 million and $4.7 million for the three months ended May 31, 2003 and June 1, 2002, respectively.

(7)  Other income (expense), net – In the first quarter of fiscal 2004, we realized a $1.4 million foreign exchange gain on U.S. dollar-denominated debt that is held by our Canadian business.

(8)  Income taxes – Cash payments for income taxes were $0.3 million and $2.1 million for the three months ended May 31, 2003 and June 1, 2002, respectively.

(9)  Supplemental balance sheet information

(in thousands)	May 31, 2003	March 1, 2003
Trade accounts receivable, net:
Trade	$70,836	$44,276
Allowance for doubtful accounts	(2,163)	(367)
Total trade accounts receivable, net	$68,673	$43,909

Inventories:
Raw materials, excluding grain	$16,773	$12,675
Grain	4,814	6,282
Finished and in-process goods	100,589	99,269
Packages and supplies	10,048	6,433
Total inventories	$132,224	$124,659

Property, plant and equipment, net:
Land	$3,477	$3,313
Buildings and improvements	72,730	69,309
Machinery and equipment	284,687	235,570
Improvements in progress	12,379	44,889
	373,273	353,081
Accumulated depreciation	(129,840)	(117,963)
Total property, plant and equipment, net	$243,433	$235,118

Accumulated other comprehensive loss:
Foreign currency translation adjustment	$(1,375)	$(11,222)
Minimum pension liability adjustment	(2,971)	(3,078)
Derivative hedge accounting adjustment	4,156	4,119
Total accumulated other comprehensive loss	$(190)	$(10,181)

(10)  Segment information

We manage the company through three operating segments: U.S. Consumer Products, Foodservice Products and Canadian Foods.  Our organizational structure is the basis for reporting business results to management and the segment data presented in this Note.

(in millions)	Net Sales	Operating Costs	Unusual Items	Operating Earnings
Three Months Ended May 31, 2003
U.S. Consumer Products	$83.2	$(76.6)	$—	$6.6
Foodservice Products	55.4	(54.5)	(1.0)	(0.1)
Canadian Foods	75.3	(71.7)	(2.5)	1.1
Corporate	—	(3.3)	—	(3.3)
Total	$213.9	$(206.1)	$(3.5)	$4.3

Three Months Ended June 1, 2002
U.S. Consumer Products	$86.0	$(75.5)	$—	$10.5
Foodservice Products	58.3	(56.7)	—	1.6
Canadian Foods	66.1	(62.3)	—	3.8
Corporate	—	(4.1)	—	(4.1)
Total	$210.4	$(198.6)	$—	$11.8

(11)  Contingencies – In fiscal 1998, we were notified that approximately $6 million of our inventory was taken from a ship in the port of St. Petersburg, Russia.  The ship had been chartered by a major customer of our former food-exporting business.  Following submission of a claim for indemnity, the insurance carrier denied our claim for coverage, and we commenced a lawsuit seeking to obtain coverage under the insurance carrier’s policy.  In October 2001, the U.S. District Court of the Southern District of New York granted us summary judgment on our claim, which is carried on our books as a $6 million receivable, and awarded us interest to the date of judgment.  The interest has not been recognized on our books.  On Oct. 17, 2002, following an appeal by the insurance carrier, the U.S. Court of Appeals for the Second Circuit partially affirmed the summary judgment with respect to the amount of loss and held that such loss is within the scope of the policy.  The Court of Appeals, however, remanded the case back to the District Court for further proceedings to determine whether certain provisions of the policy had the effect of excluding coverage.  We continue to believe that the loss is covered by the insurance policy, and we will continue to aggressively pursue our claim against the insurer.  If we are ultimately unable to collect on the policy, we would record a loss of $6 million to write off the receivable for the estimated recovery of the claim.

On Sept. 9, 2002, we completed the sale of our foodservice distribution business to Wellspring Distribution Corp.  We continue to guarantee certain real estate, information system and tractor/trailer fleet lease obligations of our former business.  However, at the time of the sale of the business, we renegotiated our guarantee of the business’s fleet lease obligations.  The guarantee now requires the lessor to pursue collection and other remedies against our former subsidiaries before demanding payment from us.  In addition, our guarantee obligation is limited to 75% of the amount outstanding after the lessor has exhausted its remedies against our former subsidiaries.  This reduces our risk under the fleet lease guarantee.  In addition, while the initial guarantee was not limited by time, the fleet lease guarantee will now expire in September 2006.

The outstanding guarantees for the lease obligations of our former subsidiaries as of May 31, 2003, were as follows:

(in millions)	Amounts
Tractor/trailer	$24.7
Real estate	15.7
Information systems	0.2
Total	$40.6

If Wellspring Distribution Corp. was unable to meet its obligations that we have guaranteed, any loss would be reduced by the amount generated from the liquidation of the tractor/trailer fleet and income from the sub-lease of real estate space.

The possibility that we would have to honor our contingent liabilities under the guaranties is largely dependent upon the future operations of our former subsidiaries and the value of the underlying leased properties.  Should a reserve be required in the future, it would be recorded at the time the obligation was determined to be probable.

(12)  Subsequent event – On June 26, 2003, we announced that we had reached an agreement to sell the inventory and other selected assets of our foodservice pie product line for approximately $2.3 million in cash.  The product line generated annual sales of approximately $10 million in fiscal 2003, which were included in our Foodservice Products business segment.  The net book value of the sold assets is approximately $2 million.

In connection with the sale transaction, we plan to close a plant in Simcoe, Ontario, following a transition period of up to five months.  The plant closure will result in a pre-tax charge of approximately $1 million to $2 million, for exit costs which will be recognized over the balance of the fiscal year.  The plant currently employs approximately 135 people.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Results of
Operations and Financial Condition

OVERVIEW

International Multifoods Corporation is a North American producer of branded consumer foods and foodservice products, including baking mixes, frozen bakery products, flour, ready-to-spread frostings, condiments, and potato and pancake mix offerings.  We manage the company through three operating segments–U.S. Consumer Products, Foodservice Products and Canadian Foods.

In September 2002, we sold our foodservice distribution business for $166 million in cash to Wellspring Distribution Corp.  The foodservice distribution business is classified as discontinued operations in the consolidated condensed financial statements.

Results of Operations

Continuing operations

Overview

Consolidated net sales in the first quarter ended May 31, 2003, increased 2% to $213.9 million.  The increase was primarily driven by favorable currency translation in our Canadian Foods business and higher selling prices in certain product lines, which resulted from increased commodity costs.

We recognized a loss from continuing operations of $0.3 million, or 2 cents per diluted share, in the first quarter ended May 31, 2003.  This compares with earnings from continuing operations of $3.3 million, or 17 cents per share, in the same period last year.  Operating results in the current year were adversely affected by a pre-tax charge of $3.5 million, or 12 cents per share, for costs to restructure and increase the competitiveness of our Canadian Foods business and our Foodservice Products business in the United States.  We were also adversely affected by a $1.7 million pre-tax charge, or 6 cents per share, for bad debt reserves associated with the bankruptcy of Fleming Companies, Inc.  In addition, higher commodity costs and lower pension income reduced our first quarter results.  The decline in earnings was partially offset by a $1.4 million pre-tax gain, or 5 cents per share, attributable to foreign exchange on U.S. dollar-denominated debt held by our Canadian business.

Segment Results

U.S. Consumer Products: Net sales declined 3% to $83.2 million, due to an 8% decline in unit volume.  Unit volume was affected by the impact of retail customers reducing inventories of our products, which we believe were built up at the end of our fiscal year in advance of our conversion to a new management information system.  Unit volume comparisons were also affected by a decline in sales to Fleming Companies.

Operating earnings were $6.6 million, compared with $10.5 million last year.  The decline in earnings was driven by a $1.7 million bad debt reserve associated with the Fleming Companies bankruptcy, higher commodity costs, unfavorable product mix and lower unit sales volume.

Foodservice Products: Net sales declined 5% to $55.4 million.  The decline was driven by lower unit volumes in our bakery mix product lines, which have been impacted by ongoing softness in the foodservice industry and competitive pressures.  Unit volume in our ready-to-bake products also declined as a result of exiting a large customer account, which was not profitable.

We recognized an operating loss of $0.1 million in the current quarter, compared with operating earnings of $1.6 million in the same period last year.  Operating earnings in the current year were affected by a $1.0 million unusual pre-tax charge for severance costs associated with reducing the number of production employees at our plant in Sedalia, Missouri and closing two small facilities in the eastern United States.  In addition, current year operating results were adversely affected by the sales volume decline.  The earnings decline was partially offset by reduced selling and administrative costs.

Canadian Foods: Net sales increased 14% to $75.3 million primarily on favorable foreign currency translation, higher sales prices resulting from higher commodity costs and unit volume growth in our consumer product lines.  Favorable currency translation resulted from a stronger Canadian dollar in the current quarter compared to the same period last year.  Excluding the effects of currency translation, net sales increased approximately 6%.  The increase in net sales was partially offset by the impact of a decline in commercial bakery mix unit volume, which resulted from a large customer transitioning to a frozen product format.

Operating earnings were $1.1 million, as compared with $3.8 million last year.  Operating earnings in the current quarter were adversely affected by a $2.5 million unusual pre-tax charge for severance costs associated with reorganizing the Canadian Foods business.  In addition, current year earnings were hurt by the lower commercial bakery mix sales volumes, higher commodity costs and higher manufacturing costs.  The operating earnings decline was partially offset by the earnings contribution from the higher consumer product sales volume.

Non-operating Expense and Income

Other income in the current year consisted of a $1.4 million foreign exchange gain on U.S. dollar-denominated debt that is held by our Canadian business.  The gain resulted from a stronger Canadian dollar, which had the effect of reducing the amount of Canadian dollars our Canadian business needs in order to repay the U.S. dollar debt obligation.

Subsequent Event

On June 26, 2003, we announced that we had reached an agreement to sell the inventory and other selected assets of our foodservice pie product line for approximately $2.3 million in cash.  The product line generated annual sales of approximately $10 million in fiscal 2003, which were included in our Foodservice Products business segment.  The net book value of the sold assets is approximately $2 million.

In connection with the sale transaction, we plan to close a plant in Simcoe, Ontario, following a transition period of up to five months.  The plant closure will result in a pre-tax charge of approximately $1 million to $2 million, for exit costs which will be recognized over the balance of the fiscal year.  The plant currently employs approximately 135 people.

Financial Condition

Our major sources of liquidity are cash flows from operations and borrowings from our $100 million revolving credit facility.  As of May 31, 2003, there were $46.6 million of borrowings outstanding under the revolving credit facility.  In addition, $8.7 million of the facility was unavailable due to outstanding letters of credit.

We believe that cash flows from operations and borrowings from our existing revolving credit facility will be sufficient to meet our operating requirements and debt service obligations over the next twelve months.

For the first quarter of fiscal 2004, cash used for continuing operations was $15.9 million, compared with cash provided of $25.6 million in the prior-year period.  Operating cash flows in the current period were adversely impacted by the completion of transition services for our U.S. Consumer Products business, which had been provided by General Mills since the November 2001 acquisition of the business.  Under a transition services agreement, General Mills handled invoicing and collections and paid certain accounts payable for the business, which resulted in the related trade receivables and payables being carried by General Mills last year.  During the first quarter, we assumed direct responsibility for all billing, collection and payment activities of the business. As a result, we now carry on our balance sheet the accounts receivable and payables of the acquired business.  Operating cash flows were also impacted by a decline in trade promotion liabilities, which are included in other current liabilities on the consolidated condensed balance sheet.

Capital expenditures in the first quarter of fiscal 2004 were $12 million and included the first of two payments for the Toledo, Ohio, plant that we acquired from General Mills.  Capital expenditures also included additional investment in equipment at the Toledo plant and an expansion project at our flour mill in Montreal, Quebec.

Cautionary Statement Relevant to Forward-Looking Information

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition.  For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements.  We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; changes in consumer preferences and tastes or perceptions of health-related issues; effectiveness of advertising or market-spending programs; market or weather conditions that may affect the costs of grain, other raw materials and fuel; the impact of labor matters; changes in laws and regulations; fluctuations in foreign exchange and interest rates; the potential inability to collect on a $6 million insurance claim receivable related to the loss of product in St. Petersburg, Russia; the potential enforcement of our guarantees on lease obligations of our former foodservice distribution business; risks commonly encountered in international trade; and other factors as may be discussed in our reports filed with the Securities and Exchange Commission.

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

(b)         Changes in internal controls.  For the quarter ended May 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8K

(a)	Exhibits

	11.	Computation of Earnings (loss) per Common Share.

	12.	Computation of Ratio of Earnings to Fixed Charges.

	99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of the Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter ended May 31, 2003, Multifoods furnished a Current Report on Form 8-K dated April 1, 2003, relating to Multifoods’ financial results for its fourth quarter and fiscal year ended March 1, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL MULTIFOODS CORPORATION

Date: July 11, 2003	By	/s/ John E. Byom
John E. Byom
Senior Vice President, Finance, and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer

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

Date: July 11, 2003	/s/ Gary E. Costley
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

Date: July 11, 2003	/s/ John E. Byom
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

99.2                           Certification of the Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.