Form 10-Q
period 2003-08-30
INTERNATIONAL MULTIFOODS CORP
filed 2003-10-10
CIK 51410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2003

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

Yes  ☒         No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, as of October 3, 2003 was 19,308,806.

PART I. FINANCIAL INFORMATION

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Aug. 30, 2003	Aug. 31, 2002	Aug. 30, 2003	Aug. 31, 2002
Net sales	$208,438	$210,055	$422,336	$420,482
Cost of goods sold	(170,234)	(168,593)	(348,519)	(336,990)
Gross profit	38,204	41,462	73,817	83,492
Selling, general and administrative	(25,983)	(28,154)	(53,766)	(58,375)
Unusual items	(889)	—	(4,404)	—
Operating earnings	11,332	13,308	15,647	25,117
Interest, net	(6,129)	(6,288)	(12,363)	(12,764)
Other income (expense), net	(4,453)	—	(3,032)	—
Earnings from continuing operations before income taxes	750	7,020	252	12,353
Income taxes	137	(2,667)	332	(4,694)
Earnings from continuing operations	887	4,353	584	7,659
Discontinued operations:
Operating loss, after tax	—	(6,468)	—	(4,870)
Cumulative effect of change in accounting principle, net of tax of $23,781	—	—	—	(41,342)
Net loss on disposition, net of tax of $14,362	—	(25,922)	—	(25,922)
Loss from discontinued operations	—	(32,390)	—	(72,134)
Net earnings (loss)	$887	$(28,037)	$584	$(64,475)

Basic earnings (loss) per share:
Continuing operations	$0.05	$0.23	$0.03	$0.40
Discontinued operations	—	(1.70)	—	(3.78)
Total	$0.05	$(1.47)	$0.03	$(3.38)

Diluted earnings (loss) per share:
Continuing operations	$0.05	$0.22	$0.03	$0.39
Discontinued operations	—	(1.66)	—	(3.70)
Total	$0.05	$(1.44)	$0.03	$(3.31)

Average shares of common stock outstanding:
Basic	19,253	19,095	19,223	19,062
Diluted	19,547	19,491	19,429	19,473

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands)

	(Unaudited) Aug. 30, 2003	Condensed from audited financial statements March 1, 2003
Assets
Current assets:
Cash and cash equivalents	$1,467	$1,203
Trade accounts receivable, net	69,288	43,909
Inventories	152,052	124,659
Other current assets	37,081	46,242
Total current assets	259,888	216,013
Property, plant and equipment, net	239,191	235,118
Goodwill, net	63,810	63,358
Other intangible assets, net	135,509	135,986
Other assets	116,740	115,789
Total assets	$815,138	$766,264

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$61,457	$15,110
Current portion of long-term debt	10,006	1,313
Accounts payable	85,496	70,097
Other current liabilities	39,223	60,499
Total current liabilities	196,182	147,019
Long-term debt	314,999	328,030
Employee benefits and other liabilities	57,155	55,246
Total liabilities	568,336	530,295

Shareholders’ equity:
Common stock	2,184	2,184
Accumulated other comprehensive loss	(2,295)	(10,181)
Other shareholders’ equity	246,913	243,966
Total shareholders’ equity	246,802	235,969

Commitments and contingencies

Total liabilities and shareholders’ equity	$815,138	$766,264

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	SIX MONTHS ENDED
	Aug. 30, 2003	Aug. 31, 2002
Cash flows from operations:
Earnings from continuing operations	$584	$7,659
Adjustments to reconcile earnings from continuing operations to cash provided by (used for) continuing operations:
Depreciation and amortization	10,600	7,555
Deferred income tax expense (benefit)	(1,201)	3,515
Increase in prepaid pension assets	(1,697)	(5,495)
Provision for losses on receivables	1,895	769
Changes in working capital:
Accounts receivable	(25,253)	(847)
Inventories	(23,419)	(24,770)
Other current assets	9,646	(2,002)
Accounts payable	21,562	10,784
Other current liabilities	(21,860)	15,788
Other, net	2,649	5,341
Cash provided by (used for) continuing operations	(26,494)	18,297
Cash provided by discontinued operations	—	3,262
Cash provided by (used for) operations	(26,494)	21,559
Cash flows from investing activities:
Capital expenditures	(15,297)	(13,211)
Proceeds from property disposals	1,929	93
Discontinued operations	—	(1,577)
Cash used for investing activities	(13,368)	(14,695)
Cash flows from financing activities:
Net increase in notes payable	45,134	4,216
Additions to long-term debt	125,000	—
Reductions in long-term debt	(129,343)	(15,813)
Proceeds from issuance of common stock	889	1,048
Other, net	(1,507)	(233)
Cash provided by (used for) financing activities	40,173	(10,782)
Effect of exchange rate changes on cash and cash equivalents	(47)	169
Net increase (decrease) in cash and cash equivalents	264	(3,749)
Cash and cash equivalents at beginning of period	1,203	26,459
Cash and cash equivalents at end of period	$1,467	$22,710

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1) In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly our financial position as of Aug. 30, 2003, and the results of our operations and cash flows for the interim periods presented.  These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended March 1, 2003.  The results of operations for the three and six months ended Aug. 30, 2003, are not necessarily indicative of the results to be expected for the full year.

(2) Stock-Based compensation

Our stock-based plans permit awards of restricted stock, restricted stock units, stock options and stock appreciation rights to directors and key employees subject to the provisions of the plans and as determined by the Compensation and Human Resources Committee of the Board of Directors.  See Note 15 to the consolidated financial statements of our 2003 Annual Report for further information.

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

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Aug. 30, 2003	Aug. 31, 2002	Aug. 30, 2003	Aug. 31, 2002
Net earnings (loss) as reported	$887	$(28,037)	$584	$(64,475)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(552)	(662)	(937)	(1,121)
Pro forma net earnings (loss)	$335	$(28,699)	$(353)	$(65,596)

Basic earnings (loss) per share:
As reported	$0.05	$(1.47)	$0.03	$(3.38)
Pro forma	0.02	(1.50)	(0.02)	(3.44)

Diluted earnings (loss) per share:
As reported	$0.05	$(1.44)	$0.03	$(3.31)
Pro forma	0.02	(1.47)	(0.02)	(3.37)

(3) Comprehensive income (loss) – The components of total comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Aug. 30, 2003	Aug. 31, 2002	Aug. 30, 2003	Aug. 31, 2002
Net earnings (loss)	$887	$(28,037)	$584	$(64,475)
Foreign currency translation adjustment	(2,193)	(1,534)	7,654	2,421
Net unrealized gain (loss) on cash flow hedges	92	(1,153)	218	(1,437)
Reclassification adjustment for amounts in earnings (loss)	(9)	161	(98)	186
Minimum pension liability adjustment	5	—	112	—
Comprehensive income (loss)	$(1,218)	$(30,563)	$8,470	$(63,305)

(4) Goodwill and other intangible assets

The changes in the carrying amount of goodwill by segment for the six months ended Aug. 30, 2003 are as follows:

(in thousands)	U.S. Consumer Products	Foodservice Products	Canadian Foods	Total
Balance as of March 2, 2003	$43,891	$12,972	$6,495	$63,358
Foreign currency translation	—	—	452	452
Balance as of Aug. 30, 2003	$43,891	$12,972	$6,947	$63,810

Other intangible assets are as follows:

	Aug. 30, 2003			March 1, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trademarks	$9,090	$2,353	$6,737	$9,090	$2,033	$7,057
Customer lists	5,800	4,419	1,381	5,800	4,278	1,522
Other	2,048	1,998	50	2,053	1,956	97
Total	$16,938	$8,770	$8,168	$16,943	$8,267	$8,676

Unamortized intangible assets
Trademarks	$127,333	$—	$127,333	$127,302	$—	$127,302
Other	8	—	8	8	—	8
Total	$127,341	$—	$127,341	$127,310	$—	$127,310

Amortization expense related to amortizable intangibles assets for the six months ended Aug. 30, 2003 and Aug. 31, 2002 was $0.5 million.  The estimated amortization expense for fiscal 2004 to fiscal 2008 is expected to approximate $1 million each year.

(5) Unusual items – In the second quarter of fiscal 2004, we sold production equipment and other assets at our plant in Simcoe, Ontario for approximately $1.9 million in cash.  We recorded a $0.4 million pre-tax gain from the sale transaction.  We sold the assets as a result of our decision to exit the foodservice pie product line, which generated annual sales of approximately $10 million.  In connection with our decision to exit the product line, we also decided to close the Simcoe plant and recorded a pre-tax charge of $1.3 million for severance costs.  The plant employed approximately 135 people.  We expect to record additional exit costs of up to $0.7 million over the remainder of the year in connection with the plant closing.

In the first quarter of fiscal 2004, we recognized unusual charges of $3.5 million associated with actions taken to reduce the cost structure and improve the financial performance of our Canadian Foods business and our Foodservice Products business in the United States.  Unusual items in the first quarter included a $2.5 million charge for severance costs associated with reorganizing our Canadian Foods business.  Also included in unusual items was a $1.0 million charge primarily for severance costs associated with reducing the number of production employees at our plant in Sedalia, Missouri and closing two small facilities in the eastern United States.

The liability balance associated with the unusual charges described above was $3.4 million as of Aug. 30, 2003, and is comprised of future severance payments that we expect to pay over the next 12 months.  Cash payments related to these unusual charges were $1.3 million for the six months ended Aug. 30, 2003.

(6) Interest, net

	Three Months Ended		Six Months Ended_
(in thousands)	Aug. 30, 2003	Aug. 31, 2002	Aug. 30, 2003	Aug. 31, 2002
Interest expense	$6,178	$8,980	$12,553	$18,079
Capitalized interest	(45)	(125)	(136)	(190)
Interest income	(4)	(71)	(54)	(120)
	6,129	8,784	12,363	17,769
Interest expense allocated to discontinued operations	—	(2,496)	—	(5,005)
Interest, net	$6,129	$6,288	$12,363	$12,764

Cash payments for interest, net of amounts capitalized, were $4.4 million and $9.4 million for the six months ended Aug. 30, 2003, and Aug. 31, 2002, respectively.

(7) Other income (expense), net – During the second quarter, we recognized a non-cash write off of unamortized financing costs of $4.4 million as a result of replacing our senior secured credit facility in August 2003.  See Note 10 for additional information.

In the first quarter of fiscal 2004, we realized a $1.4 million foreign exchange gain on U.S. dollar-denominated debt that was held by our Canadian business.

(8) Income taxes – Cash payments for income taxes were $0.5 million and $4.5 million for the six months ended Aug. 30, 2003, and Aug. 31, 2002, respectively.

(9) Supplemental balance sheet information

(in thousands)	Aug. 30, 2003	March 1, 2003
Trade accounts receivable, net:
Trade	$71,618	$44,276
Allowance for doubtful accounts	(2,330)	(367)
Total trade accounts receivable, net	$69,288	$43,909

Inventories:
Raw materials, excluding grain	$19,221	$12,675
Grain	5,162	6,282
Finished and in-process goods	118,438	99,269
Packages and supplies	9,231	6,433
Total inventories	$152,052	$124,659

Property, plant and equipment, net:
Land	$3,439	$3,313
Buildings and improvements	78,337	69,309
Machinery and equipment	275,256	235,570
Improvements in progress	14,248	44,889
	371,280	353,081
Accumulated depreciation	(132,089)	(117,963)
Total property, plant and equipment, net	$239,191	$235,118

Accumulated other comprehensive loss:
Foreign currency translation adjustment	$(3,568)	$(11,222)
Minimum pension liability adjustment	(2,966)	(3,078)
Derivative hedge accounting adjustment	4,239	4,119
Total accumulated other comprehensive loss	$(2,295)	$(10,181)

(10) Notes payable and long-term debt - In August 2003, we entered into a new five year, $250 million senior secured credit agreement in order to refinance some of our debt under more favorable terms.  The new financing replaces the remaining balance on our $450 million senior secured credit facility that was obtained in connection with our November 2001 acquisition of the Pillsbury desserts and specialty products from General Mills.

The new $250 million senior secured credit agreement is comprised of a $175 million revolving credit facility and $75 million of amortizing term loans.  The interest rates on borrowings under the new credit agreement are variable and based on current market interest rates plus a spread based on our leverage.  The current spread on LIBOR based loans is 2.25%.  The credit agreement also contains covenants that require the maintenance of leverage and fixed charge coverage ratios and limit revolver borrowings based on asset levels.  Borrowings under the agreement may be used for general corporate purposes.  The agreement is secured by our assets.

Debt issuance costs related to the new financing arrangement amounted to $1.5 million and included bank fees, legal and other direct costs.  These costs are classified as other assets in the consolidated balance sheet and will be amortized over the term of the new debt arrangement.

Long-term debt as of Aug. 30, 2003 was as follows:

(in thousands)	Amounts
Term loans	$75,005
Unsecured notes due Nov. 13, 2009	200,000
Notes payable reclassified	50,000
325,005
Current portion of long-term debt	10,006
Total long-term debt	$314,999

Minimum principal payments are due as follows:

(in thousands)	Amounts
Fiscal 2004	$5,002
Fiscal 2005	11,253
Fiscal 2006	13,749
Fiscal 2007	16,249
Fiscal 2008 and beyond	278,752
Total	$325,005

In September 2003, we entered into three interest rate swap agreements for an aggregate notional amount of $75 million that expire on Nov. 13, 2009.  Under the terms of the swap agreements, we will receive a fixed interest rate of 6.602% and pay a floating interest rate based on three-month LIBOR plus a predetermined spread that will average 2.465%.  We will account for these swap agreements as fair value hedges on $75 million of our unsecured notes that mature on Nov. 13, 2009 and have an interest rate of 6.602%.  We entered into the swap agreements in order to achieve a targeted proportion of variable versus fixed rate debt.

(11) Segment information

We manage the company through three operating segments: U.S. Consumer Products,  Foodservice Products and Canadian Foods.  Our organizational structure is the basis for reporting business results to management and the segment data presented in this Note.

(in millions)	Net Sales	Operating Costs	Unusual Items	Operating Earnings
Three Months Ended Aug. 30, 2003
U.S. Consumer Products	$80.1	$(68.8)	$—	$11.3
Foodservice Products	50.0	(49.4)	(0.9)	(0.3)
Canadian Foods	78.3	(74.6)	—	3.7
Corporate	—	(3.3)	—	(3.3)
Total	$208.4	$(196.1)	$(0.9)	$11.4

Three Months Ended Aug. 31, 2002
U.S. Consumer Products	$79.9	$(69.6)	$—	$10.3
Foodservice Products	58.3	(56.9)	—	1.4
Canadian Foods	71.9	(66.6)	—	5.3
Corporate	—	(3.7)	—	(3.7)
Total	$210.1	$(196.8)	$—	$13.3

Six Months Ended Aug. 30, 2003
U.S. Consumer Products	$163.3	$(145.4)	$—	$17.9
Foodservice Products	105.4	(103.9)	(1.9)	(0.4)
Canadian Foods	153.6	(146.3)	(2.5)	4.8
Corporate	—	(6.6)	—	(6.6)
Total	$422.3	$(402.2)	$(4.4)	$15.7

Six Months Ended Aug. 31, 2002
U.S. Consumer Products	$165.9	$(145.1)	$—	$20.8
Foodservice Products	116.6	(113.6)	—	3.0
Canadian Foods	138.0	(128.9)	—	9.1
Corporate	—	(7.8)	—	(7.8)
Total	$420.5	$(395.4)	$—	$25.1

(12) Contingencies - In fiscal 1998, we were notified that approximately $6 million of our inventory was taken from a ship in the port of St. Petersburg, Russia.  The ship had been chartered by a major customer of our former food-exporting business.  Following submission of a claim for indemnity, the insurance carrier denied our claim for coverage, and we commenced a lawsuit seeking to obtain coverage under the insurance carrier’s policy.  In October 2001, the U.S. District Court of the Southern District of New York granted us summary judgment on our claim, which is carried on our books as a $6 million receivable, and awarded us interest to the date of judgment.  The interest has not been recognized on our books.  On Oct. 17, 2002, following an appeal by the insurance carrier, the U.S. Court of Appeals for the Second Circuit partially affirmed the summary judgment with respect to the amount of loss and held that such loss is within the scope of the policy.  The Court of Appeals, however, remanded the case back to the District Court for further proceedings to determine whether certain provisions of the policy had the effect of excluding coverage.  We continue to believe that the loss is covered by the insurance policy, and we will continue to aggressively pursue our claim against the insurer.  If we are ultimately unable to collect on the policy, we would record a loss of $6 million to write off the receivable for the estimated recovery of the claim.

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

The outstanding guarantees for the lease obligations of our former subsidiaries as of Aug. 30, 2003, were as follows:

(in millions)	Amounts
Tractor/trailer	$23.3
Real estate	15.1
Information systems	0.1
Total	$38.5

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

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Results of

Operations and Financial Condition

OVERVIEW

International Multifoods is a North American producer of branded consumer foods and foodservice products, including baking mixes, frozen bakery products, flour, ready-to-spread frostings, condiments, potato and pancake mix offerings.  We manage the company through three operating segments – U.S. Consumer Products, Foodservice Products and Canadian Foods.

In September 2002, we sold our foodservice distribution business for $166 million in cash to Wellspring Distribution Corp.  The foodservice distribution business is classified as discontinued operations in the consolidated condensed financial statements.

Results of Operations

Continuing Operations

Consolidated net sales in the second quarter ended Aug. 30, 2003, declined 1% to $208.4 million.  The decline was primarily driven by lower sales volume in our foodservice businesses in the United States and Canada.  The decline was partially offset by increased sales at our Canadian Foods business, which resulted from the impact of a stronger Canadian dollar on currency translation.

Earnings from continuing operations were $0.9 million, or 5 cents per diluted share, in the second quarter ended Aug. 30, 2003, compared with earnings of $4.4 million, or 22 cents per share, in the same period last year.  Earnings in the current quarter were adversely affected by a pre-tax charge of $4.4 million, or 14 cents per share, to write off unamortized financing costs on a senior secured credit facility that we replaced in August 2003.  We were also adversely affected by a $1.3 million pre-tax charge for severance costs associated with closing a plant in Simcoe, Ontario, Canada.  The plant closure resulted from our decision to exit the frozen pie product line.  In addition, we sold production equipment and other assets associated with this product line in the second quarter for a pre-tax gain of $0.4 million.  The net reduction to earnings per share from the severance costs and gain on the asset sale was 2 cents.  Earnings from continuing operations in the second quarter were also adversely affected by higher commodity costs and lower pension income.

Consolidated net sales for the six months ended Aug. 30, 2003, were $422.3 million, compared with $420.5 million in the same period last year.  Consolidated net sales were affected by the same factors as described in the second quarter.

Earnings from continuing operations for the six months ended Aug. 30, 2003, were $0.6 million, or 3 cents per share, compared with earnings of $7.7 million, or 39 cents per diluted share in the same period last year.  In addition to the factors described in the second quarter, the six-month results in the current year were adversely affected by a pre-tax charge of $3.5 million, or 12 cents per share, for costs to restructure and increase the competitiveness of our Canadian Foods business and our Foodservice Products business in the United States.  We were also adversely affected by a $1.7 million pre-tax charge, or 6 cents per share, for bad debt reserves associated with the bankruptcy of Fleming Companies, Inc.(Fleming).  The decline in earnings in the current six-month period was partially offset by a $1.4 million pre-tax gain, or 5 cents per share, attributable to foreign exchange on U.S. dollar-denominated debt that was held by our Canadian business.

Segment Results

U.S. Consumer Products: Net sales in the second quarter were $80.1 million, essentially even with last year.  Unit volume declined 4% due to the impact associated with the bankruptcy of Fleming.  Unit volume also declined as a result of our decision to exit certain low margin sales to alternative customer channels.  The impact on net sales of the unit volume decline was offset by higher average selling prices.

Operating earnings were $11.3 million, compared with $10.3 million last year.  The increase in earnings was driven by the higher average selling prices, which more than offset the affect of lower sales volume and higher commodity costs.

Net sales for the six-month period ended Aug. 30, 2003, declined 2% to $163.3 million, compared with $165.9 million in the same period a year ago.  The sales decline was the result of lower unit volumes, which were affected by the Fleming bankruptcy.  Operating earnings declined 14% to $17.9 million, compared with $20.8 million in the same period last year.  The decline in earnings was driven by a $1.7 million bad debt reserve associated with the Fleming bankruptcy, higher commodity costs and the lower sales volume.

Foodservice Products: Net sales in the second quarter declined 14% to $50 million.  The decline was partially the result of lower unit volumes in our bakery mix product lines, which have been impacted by ongoing softness in the foodservice industry and competitive pressures.  Unit volume in our ready-to-bake product line also declined as a result of exiting a large customer account, which was not profitable.

We recognized an operating loss of $0.3 million in the second quarter, compared with operating earnings of $1.4 million in the same period last year.  Operating earnings in the current quarter were affected by a $1.3 million pre-tax charge for severance costs associated with closing a plant in Simcoe, Ontario, Canada.  In addition, we sold production equipment and other assets at the plant for a pre-tax gain of $0.4 million.  The plant closure and asset sale resulted from our decision to exit the frozen pie product line, which had annual sales of approximately $10 million but did not generate operating earnings.  Second quarter operating results were also adversely affected by the sales volume decline, higher commodity costs and competitive pressures related to the ongoing softness in the foodservice industry.  We believe these factors will continue to negatively impact operating results in the business segment for the remainder of the fiscal year.  The earnings decline was partially offset by reduced selling and administrative costs.

Net sales for the six-month period ended Aug. 30, 2003, declined 10% to $105.4 million, compared with $116.6 million in the same period a year ago.  The decline in sales was due to the same factors discussed for the second quarter.  We recognized an operating loss of $0.4 million in the current six-month period, compared with operating earnings of $3 million in the same period last year.  In addition to the factors described in the discussion of the second quarter, operating results in the current six-month period were impacted by a $1 million pre-tax charge for severance costs associated with reducing the number of production employees at our plant in Sedalia, Missouri and closing two small facilities in the eastern United States.

Canadian Foods: Net sales in the second quarter increased 9% to $78.3 million, due to the impact of a stronger Canadian dollar on currency translation.  Excluding the effects of currency translation, net sales were even with the prior year.  Unit volume increased in our commercial flour, export and consumer ethnic flour product categories.  These unit volume gains were offset by declines in commercial bakery mix, commercial condiments and consumer flour and bakery mix.  We experienced significant decline in commercial bakery mix volume as a result of a large customer transitioning to a frozen product format.

Operating earnings in the second quarter declined 30% to $3.7 million, compared with $5.3 million last year.  The earnings decline was primarily driven by the unfavorable gross margin impact on our U.S. dollar-denominated sales as a result of a stronger Canadian dollar and the unit volume decline in our higher margin products.  To a lesser extent, increased commodity costs also impacted operating earnings.

Net sales for the six-month period ended Aug. 30, 2003, increased 11% to $153.6 million, compared with $138 million in the same period last year.  In addition to the factors described in the second quarter, we had higher sales prices in certain product lines as a result of higher commodity costs.  Operating earnings declined 47% to $4.8 million, compared with $9.1 million last year.  Operating earnings in the current six-month period were adversely affected by a $2.5 million pre-tax charge for severance costs associated with reorganizing the Canadian Foods business.

Non-operating Expense and Income

During the second quarter, we recognized a non-cash write off of unamortized financing costs of $4.4 million as a result of replacing our senior secured credit facility in August 2003.  In the first quarter of the current fiscal year, we recorded a $1.4 million foreign exchange gain on U.S. dollar-denominated debt that was held by our Canadian business.  The gain resulted from a stronger Canadian dollar, which had the effect of reducing the amount of Canadian dollars our Canadian business needed to repay the U.S. dollar debt obligation.

Financial Condition

Our major sources of liquidity are cash flows from operations and borrowings from our $175 million revolving credit facility.  As of Aug. 30, 2003, we had $54.8 million available under the revolving credit facility.

We believe that cash flows from operations and borrowings from our existing revolving credit facility will be sufficient to meet our operating requirements and debt service obligations over the next twelve months.

Capital Resources

In August 2003, we entered into a new five year, $250 million senior secured credit agreement with a syndicate of banks in order to refinance our previous credit facility under more favorable terms.  The new senior secured credit agreement is comprised of a $175 million revolving credit facility and $75 million of amortizing term loans.  The interest rates on borrowings under the new credit agreement are variable and based on current market interest rates plus a spread based on our leverage.  The current spread on LIBOR based loans is 2.25%.  The credit agreement also contains covenants that require the maintenance of leverage and fixed charge coverage ratios and limit revolver borrowings based on our asset levels.  Borrowings under the agreement may be used for general corporate purposes.  The agreement is secured by our assets.

In September 2003, we entered into three interest rate swap agreements for an aggregate notional amount of $75 million that expire on Nov. 13, 2009.  Under the terms of the swap agreements, we will receive a fixed interest rate of 6.602% and pay a floating interest rate based on three-month LIBOR plus a predetermined spread that will average 2.465%.  We will account for these swap agreements as fair value hedges on $75 million of our unsecured notes that mature on Nov. 13, 2009 and have an interest rate of 6.602%.  We entered into the swap agreements in order to achieve a targeted proportion of variable versus fixed rate debt.

Cash Flows

Cash used for continuing operations was $26.5 million for the first six months of fiscal 2004, compared with cash provided by operations of $18.3 million in the prior-year six-month period.  Operating cash flows in the current period were adversely impacted by the completion of transition services for our U.S. Consumer Products business, which had been provided by General Mills since the November 2001 acquisition of the business.  Under a transition services agreement, General Mills handled invoicing and collections and paid certain accounts payable for the business, which resulted in the related trade receivables and payables being carried by General Mills last year.  During the first quarter, we assumed direct responsibility for all billing, collection and payment activities of the business.  As a result, we now carry on our balance sheet the accounts receivable and payables of the acquired business.  Operating cash flows were also impacted by a decline in trade promotion liabilities, which are included in other current liabilities on the consolidated condensed balance sheet.

Capital expenditures in the six months ended Aug. 30, 2003, were $15.3 million and included the first of two payments for the Toledo, Ohio, plant that we acquired from General Mills.  Capital expenditures also included additional investment in equipment at the Toledo plant and an expansion project at our flour mill in Montreal, Quebec.  Capital expenditures in the six months ended Aug. 31, 2002, were $13.2 million.

Cautionary Statement Relevant to Forward-Looking Information

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition.  For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements.  We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; changes in consumer preferences and tastes or perceptions of health-related issues; effectiveness of advertising or market-spending programs; market or weather conditions that may affect the costs of grain, other raw materials, utilities and fuel; the impact of labor matters; changes in laws and regulations; fluctuations in foreign exchange and interest rates; the potential inability to collect on a $6 million insurance receivable claim related to the loss of product in St. Petersburg, Russia; the potential enforcement of our guaranties on lease obligations of our former distribution business; risks commonly encountered in international trade; and other factors as may be discussed in our reports filed with the Securities and Exchange Commission.

Item 4.    Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In addition, during the period covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders

(a)           The 2003 Annual Meeting of Stockholders of International Multifoods Corporation (“Multifoods”) was held on June 20, 2003 (the “Annual Meeting”).  Holders of Multifoods’ common stock, par value $.10 per share, of record on May 1, 2003, were entitled to one vote per share.

(c)           Gary E. Costley, J. David Pierson and Nicholas L. Reding were elected directors for a term of three years at the Annual Meeting.  The number of votes cast for the election of each director and the number of votes withheld are as follows:

	FOR	WITHHELD

Gary E. Costley	15,754,778	219,621
J. David Pierson	15,694,022	280,377
Nicholas L. Reding	15,758,365	216,034

The other directors whose terms of office as directors continued after the meeting were Claire L. Arnold, Isaiah “Ike” Harris, Jr., James M. Jenness, Joseph G. Parham, Jr. and Dolph W. von Arx.

With respect to the proposal to approve the appointment of KPMG LLP as independent auditors of Multifoods for the fiscal year ending February 28, 2004, there were 15,872,105 votes cast for the proposal, 90,319 votes cast against the proposal and 11,975 abstentions.  There were no broker nonvotes with respect to such matter.

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits

11.           Computation of Earnings (loss) per Common Share.

12.           Computation of Ratio of Earnings to Fixed Charges.

31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           During the quarter ended August 30, 2003, Multifoods furnished (1) a Current Report on Form 8-K dated June 26, 2003, relating to Multifoods’ financial results for its first quarter ended May 31, 2003 and (2) a Current Report on Form 8-K dated August 11, 2003, relating to Multifoods’ new $250 million secured credit facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL MULTIFOODS CORPORATION

Date: October 10, 2003	/s/ John E. Byom
John E. Byom
Senior Vice President - Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

11.	Computation of Earnings (loss) per Common Share.

12.	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.