Form 10-Q
period 2003-11-29
INTERNATIONAL MULTIFOODS CORP
filed 2004-01-09
CIK 51410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2003

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

Yes   ☒     No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, as of December 27, 2003 was 19,316,170.

PART I. FINANCIAL INFORMATION

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Net sales	$273,693	$301,218	$696,029	$721,700
Cost of goods sold	(215,871)	(236,037)	(564,390)	(573,027)
Gross profit	57,822	65,181	131,639	148,673
Selling, general and administrative	(30,493)	(33,777)	(84,259)	(92,152)
Unusual items	(1,078)	—	(5,482)	—
Operating earnings	26,251	31,404	41,898	56,521
Interest, net	(5,272)	(6,081)	(17,635)	(18,845)
Other income (expense), net	—	(4,671)	(3,032)	(4,671)
Earnings from continuing operations before income taxes	20,979	20,652	21,231	33,005
Income taxes	(6,746)	(7,898)	(6,414)	(12,592)
Earnings from continuing operations	14,233	12,754	14,817	20,413
Discontinued operations:
Operating loss, after tax	—	(2,155)	—	(7,025)
Cumulative effect of change in accounting principle, net of tax of $23,781	—	—	—	(41,342)
Net loss on disposition, net of tax of $14,362	—	—	—	(25,922)
Loss from discontinued operations	—	(2,155)	—	(74,289)
Net earnings (loss)	$14,233	$10,599	$14,817	$(53,876)

Basic earnings (loss) per share:
Continuing operations	$0.74	$0.67	$0.77	$1.07
Discontinued operations	—	(0.12)	—	(3.89)
Total	$0.74	$0.55	$0.77	$(2.82)

Diluted earnings (loss) per share:
Continuing operations	$0.73	$0.66	$0.76	$1.05
Discontinued operations	—	(0.11)	—	(3.83)
Total	$0.73	$0.55	$0.76	$(2.78)

Average shares of common stock outstanding:
Basic	19,306	19,131	19,251	19,085
Diluted	19,606	19,327	19,525	19,413

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands)

	(Unaudited) Nov. 29, 2003	Condensed from audited financial statements March 1, 2003
Assets
Current assets:
Cash and cash equivalents	$2,118	$1,203
Trade accounts receivable, net	87,117	43,909
Inventories	140,023	124,659
Other current assets	31,800	46,242
Total current assets	261,058	216,013
Property, plant and equipment, net	248,025	235,118
Goodwill, net	64,323	63,358
Other intangible assets, net	135,299	135,986
Other assets	113,649	115,789
Total assets	$822,354	$766,264

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$98,615	$15,110
Current portion of long-term debt	10,375	1,313
Accounts payable	76,364	70,097
Other current liabilities	38,284	60,499
Total current liabilities	223,638	147,019
Long-term debt	267,540	328,030
Employee benefits and other liabilities	60,410	55,246
Total liabilities	551,588	530,295

Shareholders’ equity:
Common stock	2,184	2,184
Accumulated other comprehensive income (loss)	6,138	(10,181)
Other shareholders’ equity	262,444	243,966
Total shareholders’ equity	270,766	235,969

Commitments and contingencies

Total liabilities and shareholders’ equity	$822,354	$766,264

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	NINE MONTHS ENDED
	Nov. 29, 2003	Nov. 30, 2002
Cash flows from operations:
Earnings from continuing operations	$14,817	$20,413
Adjustments to reconcile earnings from continuing operations to cash provided by continuing operations:
Depreciation and amortization	16,263	10,647
Deferred income tax expense	5,779	9,944
Increase in prepaid pension assets	(2,518)	(8,731)
Loss on early repayment of debt	4,453	4,671
Provision for losses on receivables	2,025	863
Changes in working capital:
Accounts receivable	(40,850)	(7,865)
Inventories	(6,727)	(17,633)
Other current assets	15,521	(16,393)
Accounts payable	15,806	9,565
Other current liabilities	(23,453)	7,503
Other, net	(268)	6,441
Cash provided by continuing operations	848	19,425
Cash provided by discontinued operations	—	4,591
Cash provided by operations	848	24,016
Cash flows from investing activities:
Proceeds from disposition of business	—	165,774
Capital expenditures	(28,084)	(19,257)
Proceeds from property disposals	2,525	93
Discontinued operations	—	(1,577)
Cash provided by (used for) investing activities	(25,559)	145,033
Cash flows from financing activities:
Net increase in notes payable	80,113	15,244
Additions to long-term debt	75,000	—
Reductions in long-term debt	(129,017)	(209,967)
Proceeds from issuance of common stock	1,411	1,108
Other, net	(1,935)	(240)
Cash provided by (used for) financing activities	25,572	(193,855)
Decrease in cash from discontinued operations	—	14
Effect of exchange rate changes on cash and cash equivalents	54	168
Net increase (decrease) in cash and cash equivalents	915	(24,624)
Cash and cash equivalents at beginning of period	1,203	26,459
Cash and cash equivalents at end of period	$2,118	$1,835

See accompanying notes to consolidated condensed financial statements.

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)   In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly our financial position as of Nov. 29, 2003, and the results of our operations and cash flows for the interim periods presented.  These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended March 1, 2003.  The results of operations for the three and nine months ended Nov. 29, 2003, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Net earnings (loss) as reported	$14,233	$10,599	$14,817	$(53,876)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(569)	(600)	(1,506)	(1,721)
Pro forma net earnings (loss)	$13,664	$9,999	$13,311	$(55,597)

Basic earnings (loss) per share:
As reported	$0.74	$0.55	$0.77	$(2.82)
Pro forma	0.71	0.52	0.69	(2.91)

Diluted earnings (loss) per share:
As reported	$0.73	$0.55	$0.76	$(2.78)
Pro forma	0.70	0.52	0.68	(2.86)

(3)   Comprehensive income (loss) – The components of total comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Net earnings (loss)	$14,233	$10,599	$14,817	$(53,876)
Foreign currency translation adjustment	8,526	(704)	16,180	1,717
Net unrealized gain (loss) on cash flow hedges	(59)	(508)	159	(1,945)
Reclassification adjustment for amounts in earnings (loss)	(13)	177	(111)	363
Minimum pension liability adjustment	(21)	—	91	—
Comprehensive income (loss)	$22,666	$9,564	$31,136	$(53,741)

(4)   Goodwill and other intangible assets

The changes in the carrying amount of goodwill by segment for the nine months ended Nov. 29, 2003 are as follows:

(in thousands)	U.S. Consumer Products	Foodservice Products	Canadian Foods	Total
Balance as of March 2, 2003	$43,891	$12,972	$6,495	$63,358
Foreign currency translation	—	—	965	965
Balance as of Nov. 29, 2003	$43,891	$12,972	$7,460	$64,323

Other intangible assets are as follows:

	Nov. 29, 2003			March 1, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trademarks	$9,090	$2,513	$6,577	$9,090	$2,033	$7,057
Customer lists	5,800	4,489	1,311	5,800	4,278	1,522
Other	2,048	1,998	50	2,053	1,956	97
Total	$16,938	$9,000	$7,938	$16,943	$8,267	$8,676

Unamortized intangible assets
Trademarks	$127,353	$—	$127,353	$127,302	$—	$127,302
Other	8	—	8	8	—	8
Total	$127,361	$—	$127,361	$127,310	$—	$127,310

Amortization expense related to amortizable intangibles assets for the nine months ended Nov. 29, 2003 and Nov. 30, 2002 was $0.7 million.  The estimated amortization expense for fiscal 2004 to fiscal 2008 is expected to approximate $1 million each year.

(5)   Unusual items – In the third quarter of fiscal 2004, we incurred $1.1 million of severance charges relating to the departures of the President and Chief Operating Officer of the Company and the President of the Foodservice Products business.

In the second quarter of fiscal 2004, we sold production equipment and other assets at our plant in Simcoe, Ontario for approximately $1.9 million in cash.  We recorded a $0.4 million pre-tax gain from the sale transaction.  We sold the assets as a result of our decision to exit the foodservice pie product line, which generated annual sales of approximately $10 million.  In connection with our decision to exit the product line, we also decided to close the Simcoe plant and recorded a pre-tax charge of $1.3 million for severance costs.  The plant employed approximately 135 people.  We expect to record additional exit costs of up to $0.4 million over the remainder of the year in connection with the plant closing.

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

The liability balance associated with the unusual charges described above was $2.7 million as of Nov. 29, 2003, and is comprised of future severance payments that we expect to pay over the next 12 months.  Cash payments related to these unusual charges were $3.1 million for the nine months ended Nov. 29, 2003.

(6)   Interest, net

	Three Months Ended		Nine Months Ended
(in thousands)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Interest expense	$5,400	$6,630	$17,953	$24,709
Capitalized interest	(80)	(177)	(216)	(367)
Interest income	(48)	(203)	(102)	(323)
	5,272	6,250	17,635	24,019
Interest expense allocated to discontinued operations	—	(169)	—	(5,174)
Interest, net	$5,272	$6,081	$17,635	$18,845

Cash payments for interest, net of amounts capitalized, were $19.6 million and $22.8 million for the nine months ended Nov. 29, 2003, and Nov. 30, 2002, respectively.

(7)   Other income (expense), net – During the second quarter of fiscal 2004, we recognized a non-cash write off of unamortized financing costs of $4.4 million as a result of replacing our senior secured credit facility.  See Note 10 for additional information.

In the first quarter of fiscal 2004, we realized a $1.4 million foreign exchange gain on U.S. dollar-denominated debt that was held by our Canadian business.

(8)   Income taxes – Cash refunds for income taxes were $2.5 million for the nine months ended Nov. 29, 2003.  Cash payments for income taxes was $4.1 million for the nine months ended Nov. 30, 2002.

(9)   Supplemental balance sheet information

(in thousands)	Nov. 29, 2003	March 1, 2003
Trade accounts receivable, net:
Trade	$89,504	$44,276
Allowance for doubtful accounts	(2,387)	(367)
Total trade accounts receivable, net	$87,117	$43,909

Inventories:
Raw materials, excluding grain	$19,810	$12,675
Grain	5,634	6,282
Finished and in-process goods	105,262	99,269
Packages and supplies	9,317	6,433
Total inventories	$140,023	$124,659

Property, plant and equipment, net:
Land	$3,583	$3,313
Buildings and improvements	75,944	69,309
Machinery and equipment	294,858	235,570
Improvements in progress	17,460	44,889
	391,845	353,081
Accumulated depreciation	(143,820)	(117,963)
Total property, plant and equipment, net	$248,025	$235,118

Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	$4,958	$(11,222)
Minimum pension liability adjustment	(2,987)	(3,078)
Derivative hedge accounting adjustment	4,167	4,119
Total accumulated other comprehensive income (loss)	$6,138	$(10,181)

(10)   Notes payable and long-term debt - In August 2003, we entered into a new five year, $250 million senior secured credit agreement in order to refinance some of our debt under more favorable terms.  The new financing replaced the remaining balance on our $450 million senior secured credit facility that was obtained in connection with our November 2001 acquisition of the Pillsbury desserts and specialty products from General Mills.

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

(in millions)	Net Sales	Operating Costs	Unusual Items	Operating Earnings
Three Months Ended Nov. 29, 2003
U.S. Consumer Products	$133.2	$(109.3)	$—	$23.9
Foodservice Products	53.4	(52.8)	(0.3)	0.3
Canadian Foods	87.1	(80.7)	—	6.4
Corporate	—	(3.6)	(0.8)	(4.4)
Total	$273.7	$(246.4)	$(1.1)	$26.2

Three Months Ended Nov. 30, 2002
U.S. Consumer Products	$151.8	$(128.5)	$—	$23.3
Foodservice Products	59.4	(57.8)	—	1.6
Canadian Foods	90.0	(81.1)	—	8.9
Corporate	—	(2.4)	—	(2.4)
Total	$301.2	$(269.8)	$—	$31.4

Nine Months Ended Nov. 29, 2003
U.S. Consumer Products	$296.5	$(254.7)	$—	$41.8
Foodservice Products	158.8	(156.7)	(2.2)	(0.1)
Canadian Foods	240.7	(227.0)	(2.5)	11.2
Corporate	—	(10.2)	(0.8)	(11.0)
Total	$696.0	$(648.6)	$(5.5)	$41.9

Nine Months Ended Nov. 30, 2002
U.S. Consumer Products	$317.7	$(273.6)	$—	$44.1
Foodservice Products	176.0	(171.4)	—	4.6
Canadian Foods	228.0	(210.0)	—	18.0
Corporate	—	(10.2)	—	(10.2)
Total	$721.7	$(665.2)	$—	$56.5

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

The outstanding guarantees for the lease obligations of our former subsidiaries as of Nov. 29, 2003, were as follows:

(in millions)	Amounts
Tractor/trailer	$21.5
Real estate	14.3
Information systems	0.1
Total	$35.9

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

In December 2003, we announced that we had retained an outside consulting firm to help us conduct an enterprise wide assessment of our operational structure in order to identify opportunities to reduce costs, and improve productivity and organizational effectiveness.  We expect to complete the assessment by the end of February 2004.  The organizational assessment is also expected to result in restructuring actions that may result in charges that would be material to our results of operations.

Results of Operations

Continuing Operations

Overview

Consolidated net sales in the third quarter ended Nov. 29, 2003, declined 9% to $273.7 million.  The decline was primarily driven by lower sales volume in each of our business segments.  The decline was partially offset by the impact on net sales of a stronger Canadian dollar on currency translation.

Earnings from continuing operations were $14.2 million, or 73 cents per diluted share, in the third quarter ended Nov. 29, 2003, compared with earnings of $12.8 million, or 66 cents per share, in the same period last year.  Earnings in the current quarter were adversely affected by lower sales volumes and lower pension income.  We were also adversely impacted by a $1.1 million pre-tax charge, or 3 cents per share, for severance costs associated with the departure of two executive officers.  Last year, our third quarter results were affected by a pre-tax charge of $4.7 million, or 15 cents per share, associated with the early repayment of term loans.

Consolidated net sales for the nine months ended Nov. 29, 2003, were $696 million, compared with $721.7 million in the same period last year.  Consolidated net sales were affected by the same factors as described in the third quarter.

Earnings from continuing operations for the nine months ended Nov. 29, 2003, were $14.8 million, or 76 cents per diluted share, compared with earnings of $20.4 million, or $1.05 per diluted share in the same period last year.  Earnings in the current nine-month period were adversely affected by pre-tax charges of $5.5 million, or 17 cents per share, which included costs to restructure and increase the competitiveness of our Canadian Foods business and our Foodservice Products business.  See Note 5 to the consolidated condensed financial statements for additional information on these charges.  Earnings in the current nine-month period were also adversely affected by a pre-tax charge of $4.4 million, or 14 cents per share, to write off unamortized financing costs on a senior secured credit facility that we replaced in August 2003.  In addition, earnings from continuing operations in the current period were adversely affected by higher commodity costs and lower pension income.

Segment Results

U.S. Consumer Products: Net sales in the third quarter declined 12% to $133.2 million, compared with $151.8 million in the same period a year ago.  Unit sales volume declined 15% due to aggressive competitive promotional activity and soft product category trends.  Product category trends have been affected by the growing popularity of low carbohydrate diets, which we believe will continue to negatively impact consumer demand in the foreseeable future.  The decline in net sales was partially offset by higher average selling prices.

Operating earnings were $23.9 million, compared with $23.3 million last year.  The slight increase in earnings was driven by the higher average selling prices and lower selling and promotional expenses, which more than offset the affect of the lower sales volume.

Net sales for the nine-month period ended Nov. 29, 2003, declined 7% to $296.5 million, compared with $317.7 million in the same period a year ago.  The sales decline was the result of lower unit volumes, which were affected by competitive promotional activity, soft product category trends and the bankruptcy of Fleming Companies, Inc.  Operating earnings declined 5% to $41.8 million, compared with $44.1 million in the same period last year.  The decline in earnings was driven by the lower sales volume, a $1.7 million bad debt reserve associated with the Fleming bankruptcy and higher commodity costs.

Foodservice Products: Net sales in the third quarter declined 10% to $53.4 million, compared with $59.4 million in the same period a year ago.  The decline was partially the result of lower unit volumes in our bakery mix product lines, which have been impacted by ongoing softness in the foodservice industry and competitive pressures.  The sales decline was also the result of lower unit sales volume in our ready-to-bake product line, which was primarily the result of exiting a large unprofitable customer account.

Operating earnings in the third quarter were $0.3 million, compared with $1.6 million last year.  Operating earnings in the current quarter were affected by higher raw material costs and the lower sales volumes.  Raw material costs increased primarily as a result of sharply higher egg costs.  We believe that high egg costs as well as unfavorable sales volumes will continue to negatively impact operating results of the business segment for the remainder of the fiscal year.  The earnings decline, however, was partially offset by reduced selling and administrative costs.

Net sales for the nine-month period ended Nov. 29, 2003, declined 10% to $158.8 million, compared with $176 million in the same period a year ago.  The decline in net sales was due to the same factors discussed for the third quarter.

We recognized an operating loss of $0.1 million in the current nine-month period, compared with operating earnings of $4.6 million in the same period last year.  In addition to the factors described in the discussion of the third quarter, operating results in the current nine-month period were impacted by a $1 million pre-tax charge for severance costs associated with reducing the number of production employees at our plant in Sedalia, Missouri and closing two small facilities in the eastern United States.  Operating results in the current period were also affected by a $1.3 million pre-tax charge for severance costs associated with closing a plant in Simcoe, Ontario, Canada.  In addition, we sold production equipment and other assets at the plant for a pre-tax gain of $0.4 million.  The plant closure and asset sale resulted from our decision to exit the frozen pie product line, which had annual sales of approximately $10 million but did not generate operating earnings.

Canadian Foods: Net sales in the third quarter declined 3% to $87.1 million, despite the impact of a stronger Canadian dollar on currency translation.  Excluding the effects of currency translation, net sales declined approximately

15%, due primarily to lower volumes in commercial and consumer baking mixes, and export products.  We experienced a significant decline in commercial bakery mix volume as a result of a large customer transitioning to a frozen product format. The decline in consumer mixes was attributable to our decision to discontinue the sale of Duncan Hines products in Canada, which we manufactured and marketed under an agreement with Aurora Foods Inc.  The agreement expired in June 2003.

Operating earnings in the third quarter declined 28% to $6.4 million, compared with $8.9 million last year.  The earnings decline was primarily driven by the sales volume decline and unfavorable gross margin impact on our U.S. dollar-denominated sales as a result of a stronger Canadian dollar.  If the Canadian dollar continues to stay strong relative to the U.S. dollar, our gross margin on U.S. dollar-denominated sales will continue to be adversely impacted.

Net sales for the nine-month period ended Nov. 29, 2003, increased 6% to $240.7 million, compared with $228 million in the same period last year.  Net sales were affected by the same factors described in the third quarter.  Operating earnings declined 38% to $11.2 million, compared with $18 million last year.  In addition to the factors described in the third quarter, operating earnings in the current nine-month period were adversely affected by a $2.5 million pre-tax charge for severance costs associated with reorganizing the Canadian Foods business.

Corporate: In the third quarter of fiscal 2004, we recorded a pre-tax charge of $0.8 million for severance costs associated with the departure of the President of the Company.

Non-operating Expense and Income

During the second quarter of fiscal 2004, we recognized a non-cash write off of unamortized financing costs of $4.4 million as a result of replacing our senior secured credit facility.  In the first quarter of fiscal 2004, we recorded a $1.4 million foreign exchange gain on U.S. dollar-denominated debt that was held by our Canadian business.  The gain resulted from a stronger Canadian dollar, which had the effect of reducing the amount of Canadian dollars our Canadian business needed to repay the U.S. dollar debt obligation.

Income Taxes

For the nine months ended Nov. 29, 2003, our consolidated effective income tax rate was 30.2%, compared with 38.2% in the same period last year.  The decline is primarily the result of the implementation of tax planning initiatives in Canada and favorable resolution of state tax audits.

Financial Condition

Our major sources of liquidity are cash flows from operations and borrowings from our $175 million revolving credit facility.  As of Nov. 29, 2003, we had $71 million available under the revolving credit facility.

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

In November 2003, Standard & Poor’s lowered our corporate credit rating to “BB-” from “BB” and placed our rating on “CreditWatch” with negative implications.  We believe that the credit rating downgrade will not impact our results of operations or liquidity.

Cash Flows

Cash provided by continuing operations was $0.8 million for the first nine months of fiscal 2004, compared with $19.4 million in the prior-year nine-month period.  Operating cash flows in the current period were adversely impacted by the completion of transition services for our U.S. Consumer Products business, which had been provided by General Mills since the November 2001 acquisition of the business.  Under a transition services agreement, General Mills handled invoicing and collections and paid certain accounts payable for the business, which resulted in the related trade receivables and payables being carried by General Mills last year.  During the first quarter, we assumed direct responsibility for all billing, collection and payment activities of the business.  As a result, we now carry on our balance sheet the accounts receivable and payables of the acquired business.  Operating cash flows were also impacted by a decline in trade promotion liabilities, which are included in other current liabilities on the consolidated condensed balance sheet.

Capital expenditures in the nine months ended Nov. 29, 2003, were $28.1 million and included $11.5 million for the Toledo, Ohio, plant that we acquired from General Mills.  Capital expenditures also included additional investment in equipment at the Toledo plant and an expansion project at our flour mill in Montreal, Quebec.  Capital expenditures in the nine months ended Nov. 30, 2002, were $19.3 million.

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

During the quarter ended November 29, 2003, Multifoods furnished (1) a Current Report on Form 8-K dated September 25, 2003, relating to Multifoods’ financial results for its second quarter ended August 30, 2003 and (2) a Current Report on Form 8-K dated November  5, 2003, relating to Multifoods’ expected earnings per share for its fiscal year ending February 28, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL MULTIFOODS CORPORATION

Date:	January 9, 2004	By	/s/ John E. Byom
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