Form 10-K
period 2004-02-28
INTERNATIONAL MULTIFOODS CORP
filed 2004-04-29
CIK 51410

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2004
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

        The aggregate market value of Common Stock, par value $.10 per share, held by non-affiliates of the registrant (see Item 12 hereof) computed by reference to the closing price as reported in the consolidated transaction reporting system as of August 29, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $482,168,190.

        The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of April 16, 2004 was 19,441,850.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. Business.

General

        International Multifoods Corporation ("Multifoods"), incorporated in Delaware in 1969 as the successor to a business founded in 1892, operates food manufacturing businesses in the United States and Canada.

        We manage our businesses through three operating segments: U.S. Consumer Products, Foodservice Products and Canadian Foods. In September 2002, we completed the sale of our foodservice distribution business. We have classified our foodservice distribution business as a discontinued operation. Financial information for the last three fiscal years for each of our business segments is included in Note 17 to our Consolidated Financial Statements included under Part II, Item 8 hereof.

        On March 7, 2004, we entered into an agreement to be acquired by The J.M. Smucker Company. Under the terms of the agreement, our stockholders will receive $25 per common share in a combination of 80% J.M. Smucker common stock and 20% cash, subject to possible adjustment in the percentages of stock and cash. Completion of the transaction is subject to approval by J.M. Smucker and Multifoods stockholders and customary regulatory approvals. The transaction is expected to close by the end of June 2004.

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

        Our Pillsbury branded products currently include 129 stock-keeping units ("SKUs") in seven general subcategories: cake mix, ready-to-spread frosting, brownie mix, muffin mix, cookie mix, quickbread mix and flour and scratch ingredients. Our Martha White branded products are primarily marketed under three major subcategories of muffin mixes, brownie mixes and scratch ingredients. We also market cornbread mix under the Gladiola brand name and grits under the Jim Dandy brand name. Presently, we market a total of 88 SKU's under our Martha White, Gladiola and Jim Dandy brands. We currently market 51 SKUs primarily under the Hungry Jack brand, including 14 pancake mix SKUs, six syrup SKUs and 31 potato mix SKUs. The 31 potato mix SKUs include products across three product lines: core mashed potatoes, specialty potatoes and mashed potatoes with gravy. We market 12 SKUs in the flour and scratch subcategory under our Robin Hood, La Piña, Red Band and Softasilk brands. We also market ten evaporated milk products under our Pet brand and 27 pasta and rice side-dish SKUs under our Farmhouse brand. Approximately half of the products of the U.S. Consumer Products segment are manufactured at our Toledo, Ohio manufacturing facility, while third party co-packers manufacture and package the remainder of this segment's products.

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

        Our U.S. Consumer Products segment sells its products to supermarket chains, retail wholesalers and other retail channels. Our customers include Wal-Mart Stores, Inc., Kroger Co. and SuperValu, Inc. CROSSMARK, Inc., a privately held, nationwide sales and marketing organization, provides retail sales and marketing services for our U.S. Consumer Products brands. We also employ a direct sales force.

        Our U.S. Consumer Products segment competes in the United States retail food manufacturing industry. Our Pillsbury and Martha White brands compete primarily within the dessert and baking mixes, or DBM, market. The DBM market includes mixes for cakes, cookies, brownies, muffins and quickbread, as well as ready-to-spread frosting and ingredients used in scratch baking such as flour. Within the DBM category, we compete primarily with Betty Crocker, which is produced by General Mills, and Duncan Hines, which is produced by Pinnacle Foods Group, Inc. Our Hungry Jack brand competes in three primary market categories: pancake mix, dehydrated potatoes and table syrup. We compete primarily with Aunt Jemima, which is produced by PepsiCo's Quaker Foods North America segment, in pancake mix and Betty Crocker in dehydrated potatoes. We compete on the basis of product quality, product convenience, the ability to identify and satisfy emerging consumer preferences, brand loyalty, timely delivery and customer service, as well as price.

Foodservice Products.

        Our Foodservice Products segment produces approximately 1,200 products for retail, wholesale and in-store bakeries and foodservice customers primarily in the United States. Through this segment, we produce baking mix products, including mixes for breads, rolls, bagels, donuts, muffins, Danishes, cakes, cookies, brownies, bars and pizza crusts, as well as fillings, icings and frostings. Baking mix products are marketed under our Multifoods, Pillsbury and Jamco brands. In addition, we manufacture and market frozen batters, doughs and desserts under our Multifoods, Gourmet Baker and Fantasia brands. Our products are marketed through our own direct sales force of sales and technical support personnel, as well as through a network of brokers and bakery distributors, which in turn sell our products to retail bakers and other customers. Our customers include Ahold USA, Inc., Costco Wholesale Corporation, Dunkin' Donuts, Pizza Hut, Inc., Sysco Corporation and U.S. Foodservice, Inc.

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

        Canadian Foods.    Our Canadian Foods segment consists of our retail and commercial foods businesses in Canada. Canadian Foods manufactures flour and baking mixes, primarily under the Robin Hood brand, and pickles and relish condiments, primarily under the Bick's brand for sale through retail and commercial channels in the United States and Canada. Thirty retail baking mixes are sold in

Canada under our Robin Hood brand, while retail flour is sold in Canada under the Robin Hood, Golden Temple, Brodie, Cream of the West, and Monarch brands. In the United States, we sell retail flour under our Golden Temple brand. We also sell hot cereals in Canada under our Robin Hood, Old Mill, Red River and Purity brands. In addition, we manufacture and market pickles and relish condiments to consumers in Canada, where our Bick's brand is the market leader. We also sell condiments in Canada under the Habitant, Gattuso, Woodman's and McLaren's labels.

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

Other Information Relating to the Business of Multifoods

        Sources of Supply and Raw Materials.    With respect to each of our U.S. Consumer Products, Foodservice Products and Canadian Foods segments, raw materials generally are available from numerous sources and we believe that we will continue to be able to obtain adequate supplies. In Canada, we minimize risks associated with wheat market price fluctuations by hedging our wheat and flour inventories, open wheat purchase contracts and open flour sales contracts with wheat futures contracts. In the United States, we also enter into futures contracts to reduce the risk of price fluctuations on certain anticipated raw material purchases. See Note 9 to the Consolidated Financial Statements included under Part II, Item 8, hereof.

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

        Research and Development.    Our expenses for research and development for fiscal years 2004, 2003 and 2002 were $7.6 million, $6.4 million and $3.7 million, respectively.

        Environmental Regulation.    Our facilities in the United States and Canada are subject to federal, state, provincial and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net earnings or competitive position.

        On September 22, 2003, Multifoods received a Request for Information from the Minnesota Department of Agriculture ("MDA") concerning an alleged incident involving the release of pesticides into the environment at the former Brown County Feed Services ("BCFS") site located in Essig, Minnesota. BCFS was a retail agricultural dealership owned 51% by Multifoods and 49% by an individual. Multifoods' interest in BCFS was sold in 1991. On October 24, 2003 the MDA issued to Multifoods a Request for Agricultural Chemical Incident Investigation and Corrective Action and Special Order (the "Request and Order") requesting that Multifoods retain a consulting firm to investigate and clean up the incident, and ordering Multifoods not to engage in any activities on the site that could interfere with or compromise the remedial investigation or corrective action efforts at the site. Pursuant to the Request and Order, Multifoods developed a remedial investigation work plan for submission to the MDA. The MDA has approved the Multifoods work plan and the investigative activities described in the work plan are anticipated to commence soon.

        On February 9, 2004, Multifoods received from the Kansas Department of Health and Environment (the "KDHE") a draft Consent Order to undertake a Comprehensive Investigation/Corrective Action and provision of Alternative Water Supply related to the Former Agrex Site in Saline County, Kansas. The Former Agrex Site was previously owned and operated by Multifoods as a grain elevator facility, and was sold by Multifoods in 1974. Pursuant to the draft Consent Order, the KDHE has alleged that in the course of operating the grain facility at the Former Agrex Site, Multifoods and a subsequent owner and operator of the grain facility, Agrex, Inc., used grain fumigants that contained certain volatile organic compounds. The KDHE is seeking to require Multifoods and Agrex, Inc. to undertake a preliminary investigation of the Former Agrex Site to determine the extent, if any, of contamination of the groundwater at the Former Agrex Site and to provide alternate water supplies to certain residential properties in the area of the Former Agrex Site that currently use private wells as their water source. Multifoods is currently investigating this matter and is in negotiations with the KDHE. Multifoods has also tendered defense of this matter to Multifoods' primary general liability insurance carrier during the period at issue.

        Employees.    As of February 28, 2004, we and our subsidiaries had 2,162 employees.

        Available Information.    Multifoods' internet website is http://www.multifoods.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are made available, free of charge, under the "Investor Relations" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, our Principles of Corporate Governance and the Charters of each of the Audit Committee, Compensation and Human Resources Committee and Nominating and Corporate Governance Committee of our Board of Directors are available under the "Investor Relations" section of our website. All of the foregoing documents are available in print and can be obtained by sending a written request to Investor Relations at International Multifoods Corporation, 110 Cheshire Lane, Minnetonka, MN 55305-1060.

Cautionary Statement Relevant to Forward-Looking Information

        This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may from time to time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, approval of the merger transaction with The J.M. Smucker Company by Multifoods and Smucker shareholders and regulatory authorities; consummation of the proposed merger transaction; timing of the closing of the proposed merger transaction; the impact of competitive products and pricing; changes in consumer preferences and tastes or perceptions of health-related issues; effectiveness of advertising or market-spending programs; market or weather conditions that may affect the costs of grain, other raw materials, utilities and fuel; the impact of labor matters; changes in laws and regulations; fluctuations in foreign exchange and interest rates; the potential inability to collect on a $6 million insurance claim receivable related to the loss of product in St. Petersburg, Russia; the potential enforcement of our guarantees on lease obligations of our former foodservice distribution business; risks commonly encountered in international trade; and other factors as may be discussed in our reports and other filings filed with the Securities and Exchange Commission.

Item 2. Properties.

        Our principal executive offices are located in Minnetonka, Minnesota in leased office space. Several of our subsidiaries also own or lease office space. We operate numerous processing and distribution facilities throughout the United States and Canada. We believe that our facilities are suitable and adequate for current production volumes. The following is a description of our properties as of February 28, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders of Multifoods during the fourth quarter of the fiscal year ended February 28, 2004.

EXECUTIVE OFFICERS OF MULTIFOODS.

        The information contained in Item 10 in Part III hereof under the heading "Directors and Executive Officers of Multifoods" is incorporated by reference in Part I of this Report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our Common Stock is listed on the New York Stock Exchange. The high and low sales prices for our Common Stock as reported in the consolidated transaction reporting system for each quarterly period within the two most recent fiscal years, shown in Note 19 to our Consolidated Financial Statements included under Part II, Item 8 hereof, is incorporated herein by reference. We did not pay any dividends on our Common Stock during the two most recent fiscal years.

        As of April 16, 2004, there were 1,500 holders of record of our Common Stock.

Item 6. Selected Financial Data.

Five-Year Comparative Summary

	Fiscal Year Ended
	Feb. 28, 2004	March 1, 2003	March 2, 2002	March 3, 2001	Feb. 29, 2000
	(dollars and shares in millions, except per share data)
Consolidated Summary of Operations
Net sales	$908.0	$939.3	$597.9	$472.4	$476.1
Cost of goods sold	(739.5)	(755.3)	(497.0)	(389.3)	(393.4)
Selling, general and administrative	(109.9)	(110.8)	(71.6)	(49.3)	(52.6)
Unusual items	(8.4)	—	0.3	3.8	—
Interest, net	(22.4)	(24.5)	(11.6)	(4.2)	(3.3)
Loss on cancellation of debt offering	—	—	(10.3)	—	—
Other income (expense), net	(3.0)	(4.7)	(0.2)	(1.3)	(1.1)

Earnings from continuing operations before income taxes	24.8	44.0	7.5	32.1	25.7
Income taxes	(7.3)	(16.3)	(2.5)	(15.2)	(9.7)

Earnings from continuing operations	17.5	27.7	5.0	16.9	16.0

Discontinued operations:
Operating earnings (loss), after tax	—	(6.5)	4.2	4.3	(10.9)
Cumulative effect of change in accounting principle, net of tax	—	(41.3)	—	—	—
Net loss on disposition, after tax	—	(25.9)	—	—	—

Earnings (loss) from discontinued operations	—	(73.7)	4.2	4.3	(10.9)

Net earnings (loss)	$17.5	$(46.0)	$9.2	$21.2	$5.1

Basic earnings (loss) per share:
Continuing operations	$0.91	$1.45	$0.27	$0.90	$0.86
Discontinued operations	—	(3.86)	0.22	0.23	(0.59)

Total	$0.91	$(2.41)	$0.49	$1.13	$0.27

Diluted earnings (loss) per share:
Continuing operations	$0.90	$1.43	$0.26	$0.89	$0.86
Discontinued operations	—	(3.80)	0.22	0.23	(0.59)

Total	$0.90	$(2.37)	$0.48	$1.12	$0.27

Year-End Financial Position
Current assets(3)	$221.5	$216.0	$469.2	$378.3	$354.0
Current liabilities(3)	193.9	147.0	270.1	298.9	277.5
Working capital (excluding cash and short-term debt)(3)	105.4	84.2	197.2	109.7	126.8
Property, plant and equipment, net(2)	247.9	235.1	148.0	117.3	116.9
Long-term debt	261.6	328.0	514.5	145.4	147.2
Shareholders' equity	268.0	236.0	272.1	256.0	255.1
Total assets(3)	784.3	766.3	1,124.7	764.6	736.2
Dividends Paid
Common stock	$—	$—	$—	$15.0	$15.0
Per share of common stock	—	—	—	0.80	0.80
Other Financial Data
Current ratio	1.1:1	1.5:1	1.7:1	1.3:1	1.3:1
Equity per share of common stock	$13.86	$12.30	$14.32	$13.66	$13.62
Debt-to-total capitalization	56%	59%	66%	42%	45%
Depreciation(2)	$21.0	$13.6	$12.3	$10.9	$10.3
Capital expenditures, excluding acquisitions(2)	$35.5	$33.0	$23.8	$22.8	$18.4
Average common shares outstanding:
Basic	19.3	19.1	18.9	18.7	18.8
Diluted	19.5	19.4	19.1	18.9	18.8
Number of common shareholders	3,618	3,970	4,022	4,287	4,445
Number of employees(2)	2,162	2,377	2,101	2,084	1,880
Market price per share of common stock:
Close	$19.48	$19.70	$21.86	$19.21	$10.94
High	$26.33	$28.92	$24.67	$23.31	$24.19
Low	$15.60	$17.37	$16.30	$9.81	$10.75

(1)
In fiscal 2003, we classified our foodservice distribution business as discontinued operations. Prior-year information has been reclassified accordingly.

(2)
Continuing operations only.

(3)
Includes discontinued operations.

        The information contained in Note 1 ("Summary of Significant Accounting Policies"), Note 2 ("Business Acquired"), Note 3 ("Discontinued Operations"), Note 5 ("Unusual Items") and Note 18 ("Subsequent Events") to Multifoods' Consolidated Financial Statements included under Part II, Item 8 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

        International Multifoods Corporation is a North American producer of branded consumer foods and foodservice products, including baking mixes, frozen bakery products, flour, ready-to-spread frostings, condiments, and potato and pancake mix offerings. We operate the company through three operating segments—U.S. Consumer Products, Foodservice Products and Canadian Foods.

        We manage the company to provide strong operating cash flows and profitable growth through brand building, product innovation and improvements in operating efficiencies. Our strategies are built around our strengths in branded food products. The key financial metrics we use to evaluate performance are growth in net sales, operating earnings and earnings per share, as well as free cash flows (defined as cash flows from operations less capital expenditures).

        On March 7, 2004, we entered into an agreement to be acquired by The J.M. Smucker Company. Under the terms of the agreement, our shareholders will receive $25 per common share in a combination of 80% J.M. Smucker common stock and 20% cash. Completion of the transaction is subject to approval by J.M. Smucker and Multifoods shareholders and customary regulatory approvals. The transaction is expected to close by the end of June 2004.

        In September 2002, we sold our foodservice distribution business for $166 million in cash to Wellspring Distribution Corp. The foodservice distribution business is classified as discontinued operations in the consolidated financial statements and in the following management discussion and analysis.

        In November 2001, we completed the acquisition of the Pillsbury desserts and specialty products business, the Pillsbury non-custom foodservice baking mix and frosting business, and certain regional flour and side-dish brands of General Mills. The acquisition made International Multifoods a leading marketer of U.S. consumer baking products and enhanced our existing U.S. foodservice manufacturing business.

RESULTS OF OPERATIONS

Fiscal 2004 compared with Fiscal 2003

Continuing operations

Overview

        Consolidated net sales for fiscal 2004 declined 3% to $908 million. The decline was driven by lower sales volume in each of our business segments. Our sales volumes were negatively impacted by competitive pressures, the current popularity of low carbohydrate diets, our decision to exit a low margin foodservice account and a decline in our Canadian commercial bakery mix sales. The decline was partially offset by the impact on net sales of a stronger Canadian dollar on currency translation.

        Earnings from continuing operations in fiscal 2004 were $17.5 million, or 90 cents per diluted share, compared with $27.7 million, or $1.43 per diluted share last year. Earnings from continuing operations in both fiscal 2004 and 2003 were affected by losses from the early retirement of debt obligations. In addition, earnings in fiscal 2004 were affected by costs of reorganization, merger and exit activities. Costs associated with these activities have been classified as unusual items in the consolidated statement of operations and are described in our discussion of Segment Results and in Note 5 to the consolidated financial statements. The following table presents the after-tax impact of these costs on earnings from continuing operations and diluted earnings per share for fiscal 2004 and 2003.

	Earnings from Continuing Operations		Diluted Earnings per Share
	2004	2003	2004	2003
	(in millions, except per share data)
Before one-time and unusual items	$25.4	$30.7	$1.30	$1.58
Loss on early repayment of debt	(2.7)	(3.0)	(0.14)	(0.15)
Unusual items	(5.2)	—	(0.26)	—

Reported amounts	$17.5	$27.7	$0.90	$1.43

        Earnings from continuing operations in fiscal 2004 were also negatively impacted by a decline in pension income and the lower sales volumes. Pension income was affected by the significant decline in the equity markets for 2000 through 2002, a lower expected return on pension plan assets and a lower discount rate assumption for determining pension plan liabilities. See Note 16 to the consolidated financial statements for additional information on our pension plans.

Segment Results

U.S. Consumer Products

	2004	2003
	($ in millions)
Net sales	$388.6	$413.0
Operating earnings	53.1	56.4
Operating margin	13.7%	13.7%

        Net sales declined 6% to $388.6 million, as the result of an 8% decline in unit sales volumes. Our sales volumes were affected by competitive promotional activity, soft product category trends and the bankruptcy of Fleming Companies, Inc. Fleming, which was a large customer of our consumer food products, filed for bankruptcy protection on April 1, 2003. Product category trends have been negatively affected by the growing popularity of low carbohydrate diets, which we believe will continue to negatively impact consumer demand in the foreseeable future.

        Operating earnings declined 6% to $53.1 million as a result of the lower sales volume, a $1.7 million bad debt charge associated with the Fleming bankruptcy and higher commodity costs. We experienced unfavorable commodity cost comparisons in the first half of the fiscal year, which was primarily driven by higher wheat costs. The decline in operating earnings was partially offset by lower consumer and trade promotion expenses.

Foodservice Products

	2004	2003
	($ in millions)
Net sales	$202.5	$228.6
Operating earnings (loss)	(1.9)	6.2
Operating margin	(1.0)%	2.7%
Unusual items included in operating results	$(2.5)	$—

        Net sales declined 11% to $202.5 million due to lower unit volumes in our bakery mix and ready-to-bake product lines. Overall sales volumes in fiscal 2004 declined 16%. Sales of bakery mix products have been impacted by ongoing softness in the foodservice industry and competitive pressures.

The sales decline was also the result of lower unit sales volume in our ready-to-bake product line, which was primarily the result of exiting a large low margin customer account.

        Higher raw material costs and the lower sales volumes adversely affected operating results in fiscal 2004. Raw material costs increased primarily as a result of sharply higher egg costs. We believe that high egg costs as well as unfavorable sales volumes will continue to negatively impact operating results of the business segment in fiscal 2005. The earnings decline was partially offset by reduced selling and administrative costs.

        In addition to the factors described in the preceding paragraph, operating results in the current year were impacted by a $1 million pre-tax charge for severance costs associated with reducing the number of production employees at our plant in Sedalia, Missouri and closing two small facilities in the eastern United States. Operating results in the current period were also affected by a $1.3 million pre-tax charge for severance costs associated with closing a plant in Simcoe, Ontario, Canada. In addition, we sold production equipment and other assets at the plant for a pre-tax gain of $0.4 million. The plant closure and asset sale resulted from our decision to exit the frozen pie product line, which had annual sales of approximately $10 million but did not generate operating earnings. We also recognized severance costs of $0.6 million for the departure of two executives of the Foodservice Products business. The costs associated with these actions and gain on sale of production equipment have been classified as unusual items in the consolidated statement of operations.

Canadian Foods

	2004	2003
	($ in millions)
Net sales	$316.9	$297.7
Operating earnings	15.4	22.1
Operating margin	4.9%	7.4%
Unusual items included in operating earnings	$(2.8)	$—

        Net sales increased 6% to $316.9 million, primarily driven by the impact of a stronger Canadian dollar on currency translation. Excluding the effects of currency translation, net sales declined approximately 4%, due primarily to lower volumes in commercial and consumer baking mixes. We experienced a significant decline in commercial bakery mix volume as a result of a large customer transitioning to a frozen product format. The decline in consumer mixes was attributable to our decision to discontinue the sale of Duncan Hines products in Canada, which we manufactured and marketed under an agreement with Aurora Foods Inc. The agreement expired in June 2003.

        Operating earnings declined 30% to $15.4 million. The earnings decline was primarily driven by the sales volume decline and unfavorable gross margin impact on our U.S. dollar-denominated sales as a result of a stronger Canadian dollar. If the Canadian dollar continues to stay strong relative to the U.S. dollar, our gross margin on U.S. dollar-denominated sales will continue to be adversely impacted. Operating earnings were also adversely affected by a $2.8 million pre-tax charge for severance costs associated with reorganizing the Canadian Foods business.

Corporate

        In fiscal 2004, we recorded $2.3 million for professional fees we incurred to conduct an enterprise-wide assessment of our organizational structure and for legal fees associated with the sale agreement we entered into with The J.M. Smucker Company. We also recorded a charge of $0.8 million for severance costs associated with the departure of the President of the Company.

Non-operating Expense and Income

        In fiscal 2004, net interest expense was $22.4 million, compared with $24.6 million in fiscal 2003. The decrease was primarily due to lower average borrowing rates on our variable rate debt obligations.

        During fiscal 2004, we recognized a non-cash write off of unamortized financing costs of $4.4 million as a result of replacing our senior secured credit facility. We also recorded in fiscal 2004 a $1.4 million foreign exchange gain on U.S. dollar-denominated debt that was held by our Canadian business. The gain resulted from a stronger Canadian dollar, which had the effect of reducing the amount of Canadian dollars our Canadian business needed to repay the U.S. dollar debt obligation.

Income Taxes

        Our consolidated effective income tax rate was 29.3% in fiscal 2004, compared with 37% last year. The decline is primarily the result of the implementation of tax planning initiatives in Canada and favorable resolution of state tax audits.

Fiscal 2003 compared with Fiscal 2002

Continuing operations

Overview

        Consolidated net sales for fiscal 2003 increased $341.4 million, or 57%. This increase was primarily driven by the full year contribution from the acquired Pillsbury and General Mills businesses. Excluding sales from the acquired businesses, net sales increased 4% in fiscal 2003.

        Earnings from continuing operations in fiscal 2003 were $27.7 million, or $1.43 per diluted share, compared with $5 million, or 26 cents per diluted share in fiscal 2002. Earnings from continuing operations in both fiscal 2003 and 2002 were affected by losses on the early repayment of debt obligations. Fiscal 2002 earnings also included costs for certain reorganization activities, which are classified as unusual items on our consolidated statement of operations, and a $10.3 million write-off of fees related to the planned issuance of $200 million of high-yield unsecured notes. We canceled the debt offering as more favorable financing became available when, as part of the acquisition, Diageo plc agreed to guarantee $200 million of our debt obligations. The following table presents the after-tax impact of these costs on earnings from continuing operations and diluted earnings per share for fiscal 2003 and 2002.

	Earnings from Continuing Operations		Diluted Earnings per Share
	2003	2002	2003	2002
	(in millions, except per share data)
Before one-time and unusual items	$30.7	$11.4	$1.58	$0.60
Loss on early repayment of debt	(3.0)	(0.5)	(0.15)	(0.02)
Loss on cancellation of debt offering	—	(6.4)	—	(0.34)
Unusual items	—	0.5	—	0.02

Reported amounts	$27.7	$5.0	$1.43	$0.26

        The significant increase in earnings from continuing operations was driven by the earnings contribution from the acquired businesses. The earnings increase was partially offset by higher interest expense, which reflects the additional debt we incurred for the acquisition.

        Earnings from continuing operations in both fiscal 2003 and 2002 included income from our defined benefit pension plans. Strong investment performance in the 1990s significantly increased our pension assets, which resulted in recognition of pension income. See Note 16 to the consolidated financial statements for additional information on our pension plans.

Segment Results

U.S. Consumer Products

	2003	2002
	($ in millions)
Net sales	$413.0	$109.7
Operating earnings	56.4	12.3
Operating margin	13.7%	11.2%

        This business segment was formed in fiscal 2002 as a result of our acquisition of certain retail brands of The Pillsbury Company and General Mills. The operating results of the acquired brands are included in our results since Nov. 13, 2001 (the date of acquisition).

        Net sales were $413 million, compared with $109.7 million in fiscal 2002. On a comparable pro forma basis, assuming we owned the retail brands for all of fiscal 2002, unit volume increased about 3%. The increase in comparable unit volume is the result of success in non-traditional channels, such as mass merchandisers, dollar stores and limited assortment formats, new product introductions, and new marketing and merchandising programs.

        Fiscal 2003 operating earnings of $56.4 million benefited from higher sales volume that was driven by new product introductions and merchandising programs, but were adversely affected by significant competitive activity and higher commodity costs.

Foodservice Products

	2003	2002
	($ in millions)
Net sales	$228.6	$215.8
Operating earnings	6.2	4.1
Operating margin	2.7%	1.9%
Unusual items included in operating earnings	$—	$(0.9)

        Net sales increased 6% to $228.6 million as a result of the full-year contribution of the acquired Pillsbury foodservice business. Excluding the acquired business, sales declined approximately 4%. The decline was primarily the result of lower baking mix volumes and continued softness in the foodservice industry.

        Operating earnings increased 51% to $6.2 million, due to the earnings contribution from the acquired Pillsbury business. The increase in operating earnings was partially offset by the impact of lower baking mix sales volumes, higher commodity costs and a loss we incurred when a supplier filed for bankruptcy. In addition, operating earnings comparisons were impacted by a $0.9 million unusual charge recorded in fiscal 2002 that was associated with the reorganization of our sales force and efforts to reduce manufacturing overhead expense. The unusual charge was primarily for severance costs associated with the departure of 23 employees.

Canadian Foods

	2003	2002
	($ in millions)
Net sales	$297.7	$272.4
Operating earnings	22.1	24.4
Operating margin	7.4%	9.0%
Unusual items included in operating earnings	$—	$1.5

        Net sales increased 9% to $297.7 million, primarily due to higher selling prices that resulted from higher commodity costs. Unit sales volumes increased approximately 1%, as a result of growth in commercial flour, consumer condiments and export products, partially offset by unit volume declines in commercial baking mixes and consumer flour. A new product offering introduced in fiscal 2002 drove the increase in consumer condiments unit volume. The decline in commercial baking mix sales was primarily the result of a large customer transitioning to a frozen product format. Consumer flour volumes were affected by competitive activities.

        Operating earnings comparisons were impacted by a $1.5 million unusual gain recorded in fiscal 2002 that resulted from the sale of our condiments-processing facility in Scarborough, Ontario. The sale was part of a plan to consolidate our condiments-processing operations in Dunnville, Ontario. Excluding the unusual net gain, operating earnings declined by $0.8 million as a result of lower consumer flour volumes and higher plant costs. In addition, operating earnings in both fiscal years were affected by costs and inefficiencies that resulted from our condiments facility consolidation project.

Non-Operating Expense and Income

        In fiscal 2003, net interest expense was $24.6 million, compared with $11.6 million in fiscal 2002. The increase was primarily due to the debt we incurred in November 2001 to finance the acquisition of the Pillsbury and General Mills businesses. The increase was partially offset by lower average borrowing rates on our variable rate debt obligations.

        In fiscal 2002, we wrote off $10.3 million of underwriting and other direct costs associated with the planned issuance of $200 million in high-yield unsecured notes. We canceled the debt offering as more favorable financing became available when, as part of the acquisition, Diageo plc agreed to guarantee $200 million of our debt obligations.

        In fiscal 2003, we recorded a $4.7 million charge associated with the early repayment of term loans, which is classified as other income (expense), net in the consolidated statement of operations.

        Other income (expense), net in fiscal 2002 included a $0.9 million gain from the sale of Prudential Financial, Inc. (Prudential) common stock. We received the common stock as part of Prudential's conversion from a mutual company to a stock company. In addition, we also recorded a charge of $0.7 million for direct costs incurred for the early redemption of outstanding medium-term notes and the write-off of unamortized bank fees that resulted from the refinancing of our debt facilities.

Income Taxes

        For fiscal 2003, our overall effective tax rate was 37%, compared with 33.2% in fiscal 2002. The effective tax rate in fiscal 2002 was impacted by a low income tax rate on the gain from the sale of our condiments facility in Canada.

Discontinued operations

        On Sept. 9, 2002, we sold our foodservice distribution business for $166 million in cash to Wellspring Distribution Corp. We recorded a net after-tax loss of $25.9 million on the disposition.

        Our discontinued foodservice distribution business had a pre-tax operating loss of $8.8 million ($6.5 million after tax) in fiscal 2003. Operating results included a $5.2 million pre-tax loss from the curtailment and settlement of pension obligations, resulting from the sale of the business. In addition, we recorded a $3.7 million pre-tax charge primarily for severance costs.

        As a result of our adoption of Statement of Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," we recorded a cumulative effect of a change in accounting principle of $41.3 million to write off the goodwill associated with the foodservice distribution business. See additional discussion in Note 8 to the consolidated financial statements.

FINANCIAL CONDITION

        Our major sources of liquidity are cash flows from operations and borrowings from our $175 million revolving credit facility. As of Feb. 28, 2004, $69.2 million of borrowings were outstanding under the revolving credit facility. In addition, $8.1 million of the facility was unavailable due to outstanding letters of credit. While our debt covenants limit new borrowings based on maintenance of specified ratios and asset levels, we were permitted under the covenants to borrow up to an additional $49 million as of Feb. 28, 2004.

        We believe that cash flows from operations and borrowings from our existing revolving credit facility will be sufficient to meet our operating requirements and debt service obligations in fiscal 2005. However, our future financial performance could be impacted by a change in general economic or competitive conditions or other unforeseen events that are beyond our control. If our earnings were adversely affected by such factors or events, we could violate our debt covenants. In the event that such noncompliance appears likely, or occurs, we would seek the lenders' approvals of amendments to, or waivers of, such financial covenants.

        Our debt-to-total-capitalization ratio declined to 56% at Feb. 28, 2004, compared with 59% at March 1, 2003.

Capital Resources

        In August 2003, we entered into a new five-year, $250 million senior secured credit agreement with a syndicate of banks in order to refinance our previous credit facility under more favorable terms. The new senior secured credit agreement is comprised of a $175 million revolving credit facility and $75 million of amortizing term loans. The interest rates on borrowings under the new credit agreement are variable and based on current market interest rates plus a spread based on our leverage. The current spread on LIBOR based loans is 2.25%. The credit agreement also contains covenants that require the maintenance of leverage and fixed charge coverage ratios and limit revolver borrowings based on our asset levels. Borrowings under the agreement may be used for general corporate purposes. The agreement is secured by our assets.

        We have $200 million of senior unsecured notes that mature on Nov. 13, 2009, and have an interest rate of 6.602%, payable annually. In anticipation of the issuance, we entered into an interest rate swap agreement that, when terminated, had the effect of adjusting the effective interest rate of the notes to 5.97%. The senior unsecured notes have been guaranteed by Diageo plc. The guarantee may terminate, in limited circumstances, prior to the maturity of the notes.

        In September 2003, we entered into three interest rate swap agreements for an aggregate notional amount of $75 million that expire on Nov. 13, 2009. Under the terms of the swap agreements, we will receive a fixed interest rate of 6.602% and pay a floating interest rate based on three-month LIBOR plus a predetermined spread that will average 2.465%. We accounted for these swap agreements as fair value hedges on $75 million of our senior unsecured notes. In February 2004, we elected to terminate these swap agreements and received cash of $1.4 million. The adjustment to the notes for the change in fair value hedged by the swaps remains classified as debt and will be amortized over the remaining term of the notes. Subsequently in February 2004, new interest rate swap agreements were entered into that effectively re-established the $75 million interest rate swap position. These new swap agreements are also accounted for as fair value hedges.

        In November 2003, Standard & Poor's Ratings Services lowered our corporate credit rating to BB- from BB and placed our rating on CreditWatch with negative implications. In March 2004, Standard & Poor's announced that its CreditWatch listing on Multifoods had been revised to positive from negative as a result of the announced sale transaction to J.M. Smucker Company. Also in March 2004, Moody's Investors Service changed its rating outlook for Multifoods to developing from negative. Changes in our credit rating do not impact our access to, or cost of, our existing credit facilities. Accordingly, we do not expect the credit rating downgrade to impact our results of operations or liquidity.

Cash Flows

        Cash provided by continuing operations was $42.6 million in fiscal 2004, compared with $44.1 million in fiscal 2003. Operating cash flows in fiscal 2004 were adversely impacted by the completion of transition services for our U.S. Consumer Products business, which had been provided by General Mills since the November 2001 acquisition of the business. Under a transition services agreement, General Mills handled invoicing and collections and paid certain accounts payable for the business, which resulted in the related trade receivables and payables being carried by General Mills last year. During the first quarter of fiscal 2004, we assumed direct responsibility for all billing, collection and payment activities of the business. As a result, we now carry on our balance sheet the accounts receivable and payable of the acquired business. Operating cash flows were also impacted by a decline in trade promotion liabilities, which are included in other current liabilities on the consolidated balance sheet. The decline in trade promotion liabilities was the result of lower promotional expenses and timing of payments to customers for trade programs.

        Investing activities in fiscal 2004 primarily consisted of capital expenditures of $35.5 million. Capital expenditures included $11.5 million for the Toledo, Ohio, plant that we acquired from General Mills, investment in equipment at the Toledo plant and an expansion project at our flour mill in Montreal, Quebec. Investing activities in fiscal 2003 primarily consisted of the proceeds from the disposition of the foodservice distribution business and capital expenditures of $33 million. Capital expenditures in fiscal 2003 included amounts for the development of a management information system for our U.S. Consumer Products business and investment in production equipment.

        For fiscal 2005, we expect to spend up to $30 million on capital projects. Our estimate includes additional investment in production equipment at our Toledo, Ohio plant and continued enhancements to our information systems.

        The following is a summary of our contractual obligations as of Feb. 28, 2004:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in millions)
Revolving credit facility	$69.2	$69.2	$—	$—	$—
Long-term debt	273.1	11.5	31.1	29.8	200.7
Purchase commitments	41.6	41.6	—	—	—
Operating leases	10.5	2.9	3.2	1.2	3.2

Total contractual obligations	$394.4	$125.2	$34.3	$31.0	$203.9

        For accounting disclosure of our pension and post-retirement benefit obligations see Note 16 to the consolidated financial statements.

        We continue to guarantee certain lease obligations of the foodservice distribution business that we sold in September 2002. As of Feb. 28, 2004, the contingent liability under the guarantees was $33.9 million. We have not made and do not expect to make any payments under these guarantees. See Note 14 to the consolidated financial statements for additional information on the guarantees.

CRITICAL ACCOUNTING POLICIES

        Our significant accounting policies are described in Note 1 to the consolidated financial statements. We determined our critical accounting policies by taking into consideration areas in financial statement preparation that involve the most significant or subjective assessments. Our most critical accounting policies relate to trade promotion expenses, goodwill and other intangible assets, pension plans and income taxes. Factors entering into our estimates included historical experience, current and expected economic conditions, and in certain cases, actuarial assumptions. Actual results may differ from these estimates under different assumptions or conditions.

Trade promotion

        We offer retailers trade incentives to purchase and promote our consumer products. Examples of trade promotion costs are in-store feature and display activities, temporary price discounts and new distribution (slotting) of our products. We expense the cost of these incentives during the period in which the promotion occurs based on estimated performance, except for slotting fees, which are amortized over the expected period of benefit not to exceed 12 months. Actual payments may differ from estimates and are resolved in subsequent months.

Goodwill and other intangible assets

        Goodwill represents the excess of costs of businesses acquired over the fair market value of net tangible and identifiable intangible assets. Identifiable intangible assets represent costs allocated to noncompete agreements, trademarks and other specifically identifiable assets arising from business acquisitions. Effective in the first quarter of fiscal 2003, we completed the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." We were, however, required to adopt certain provisions of SFAS No. 142 in fiscal 2002 with respect to intangible assets we acquired as part of our acquisition of the Pillsbury and General Mills businesses. Under SFAS No. 142, goodwill and identifiable intangible assets that have indefinite lives are not amortized but are tested annually for impairment or more frequently if impairment indicators exist. Identifiable intangible assets that do not have indefinite lives are amortized over their estimated useful lives. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over various periods not exceeding 40 years.

        Significant management judgment and assumptions are required in the evaluation of intangible assets for impairment, including the estimated future cash flows to be generated by these assets. Cash flow estimates are based on historical data, anticipated market conditions and management plans. Changes in these estimates could have a material adverse effect on the assessment of our goodwill and other intangible assets, thereby requiring us to write down the assets.

Pension plans

        We have defined benefit pension plans that cover substantially all of our employees in the United States and Canada. Benefits under these plans are generally based on employees' years of service and average compensation or stated amounts for each year of service. We account for our defined benefit plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. The principal actuarial assumptions used to determine our pension costs are the discount rate and the expected return on plan assets. Other actuarial assumptions that affect pension costs include compensation increase rates, mortality and withdrawal rates.

        The discount rate is used to determine the present value of future pension payments, which in turn affects the determination of pension expense. In accordance with SFAS No. 87, the discount rate reflects the current market rate for long-term, high-quality fixed income investments. While year-end pension liabilities are determined based on the year-end discount rate, pension expense is determined based on the discount rate effective at the beginning of the fiscal year. At the end of fiscal 2004 our discount rate was 5.75% for our plans in the United States, which was used to value pension liabilities at the end of fiscal 2004 and will be used to determine pension expense for fiscal 2005. Our discount rate at the end of fiscal 2003 was 6.25%. The decrease in the discount rate at the end of fiscal 2004 was the result of the general reduction in market interest rates during the year. A lower discount rate increases the present value of pension obligations and increases pension expense. For our principal pension plans, a 50 basis point decrease in our discount rate would have resulted in an increase in fiscal 2004 pension expense of approximately $0.7 million.

        A significant assumption in determining pension expense is the expected long-term rate of return on pension plan assets. To determine the expected long-term rate of return, we consider our current asset allocation, as well as historical and expected returns on plan assets. While actual asset returns by their inherent nature are subject to considerable year-to-year variability, the expected return is designed to be a long-term assumption and generally is not adjusted annually. To determine the expected asset return that is included in current year pension expense, the assumed rate of return on plan assets is multiplied by the beginning of the year value of plan assets, as adjusted for the weighted average expected contributions and benefit payments. The difference between expected returns and actual returns is deferred and amortized into pension expense over future years. For fiscal 2003 and 2002 pension expense, we had assumed a 10.25% long-term expected return on plan assets. Although our historical asset returns have generally exceeded our expected return assumption of 10.25%, we lowered our expected return rate to 9% for determination of fiscal 2004 pension expense. Our decision to lower the return rate was a result of equity market declines in recent years and current market expectations. The effect of lowering the expected return on plan assets by an additional 50 basis points would have resulted in an increase in fiscal 2004 pension expense of approximately $1.2 million.

        Unrecognized net actuarial losses for our defined benefit plans were $62.9 million at the end of fiscal year 2004. These losses primarily reflect the decline in the discount rate used to determine plan liabilities and differences between the expected and actual return on plan assets. SFAS No. 87 requires that unrecognized losses in excess of certain thresholds be amortized into pension expense over future years. Amortization of the total unrecognized actuarial loss at the end of fiscal 2004 will increase pension expense by approximately $1.7 million in fiscal 2005. The amount of unrecognized losses amortized into pension expense in years beyond fiscal 2005 is dependent on future changes in the discount rate and future returns on our pension plan assets.

Income taxes

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income, and we record a valuation allowance to reduce deferred tax assets to the amounts that we believe to be realizable. As a result of uncertainty over our ability to utilize certain state net operating loss and federal capital loss carryforwards, we had a valuation allowance of $10.5 million at the end of fiscal 2004. We believe that our remaining deferred tax assets, which totaled $78.5 million at the end of fiscal 2004 and include federal net operating loss carryforwards, will be realized as a result of our expectations of future taxable income. If we are unable to generate sufficient future taxable income, we may be required to increase the amount of our valuation allowance, which would increase our effective income tax rate and decrease net earnings.

NEW ACCOUNTING PRONOUNCEMENTS

        For information regarding recent accounting pronouncements, see Note 1 to the consolidated financial statements.

MARKET RISK MANAGEMENT

        We are exposed to market risks resulting from changes in commodity prices, foreign currency exchange rates and interest rates. Changes in these factors could adversely affect our results of operations and financial position. To minimize these risks, we use derivative financial instruments, such as commodity futures contracts, currency forward contracts and interest rate swaps. We use such derivative financial instruments as risk management tools and not for speculative or trading purposes. See Notes 9 and 10 to the consolidated financial statements for further information regarding financial instruments.

        Commodity Risk Management: Our Canadian operations minimize the risk associated with wheat market price fluctuations by hedging wheat and flour inventories, open wheat purchase contracts and open flour sales contracts with wheat futures contracts. In the United States, we enter into futures contracts to reduce the risk of price fluctuations on anticipated flour and milk purchases. The U.S. dollar-denominated futures contracts are traded on U.S. regulated exchanges.

        The open futures contracts mature in the period from March 2004 to May 2005 and substantially coincide with the maturities of the open wheat purchase contracts, open flour sales contracts and the anticipated timing of flour and milk purchases.

        Foreign Currency Hedging: Our Canadian operations enter into foreign currency forward contracts to minimize our exposure to foreign currency fluctuations as a result of U.S. dollar-denominated sales and purchases. In addition, our Canadian operations also enter into foreign currency forward contracts that have the effect of converting the U.S. dollar-denominated grain futures contracts (see Commodity Risk Management) into Canadian dollar equivalents.

        Interest Rate Risk Management: Our exposure to changes in interest rates results from borrowing activities used to meet our working capital and other long-term financing needs. The interest rates on our term loans and revolving credit facility are variable and based on current market interest rates plus a spread based on our leverage. To reduce the impact of fluctuating interest rates, we enter into interest rate swap agreements in order to fix a portion of our variable rate borrowings. Under the swap agreements, we agree with a counterparty to exchange the difference between fixed rate and variable rate interest amounts calculated by reference to a notional amount.

        We use sensitivity analysis to determine the impact of market risk exposures on the fair values of our debt and financial instruments, including derivative financial instruments. Sensitivity analysis assesses the risk of loss in market risk sensitive instruments based on hypothetical changes in market prices or rates. The following tables provide information on the potential impact on fair value and pre-tax earnings assuming a 10% adverse change.

	Potential Effect on Fair Value
	2004	2003
	(in millions)
Futures contracts	$0.2	$1.3
Senior unsecured notes	4.7	5.8
Interest rate swaps	0.4	0.4

	Potential Decrease in Pre-Tax Earnings
	2004	2003
	(in millions)
Currency forward contracts	$0.4	$2.2
Debt	0.5	0.2

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

        This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, approval of the merger transaction with The J.M. Smucker Company by Multifoods and Smucker shareholders and regulatory authorities; consummation of the proposed merger transaction; timing of the closing of the proposed merger transaction; the impact of competitive products and pricing; changes in consumer preferences and tastes or perceptions of health-related issues; effectiveness of advertising or market-spending programs; market or weather conditions that may affect the costs of grain, other raw materials, utilities and fuel; the impact of labor matters; changes in laws and regulations; fluctuations in foreign exchange and interest rates; the potential inability to collect on a $6 million insurance claim receivable related to the loss of product in St. Petersburg, Russia; the potential enforcement of our guaranties on lease obligations of our former foodservice distribution business; risks commonly encountered in international trade; and other factors as may be discussed in our reports and other filings filed with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The section entitled "Market Risk Management" under Part II, Item 7 hereof is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

The Board of Directors and Shareholders of
International Multifoods Corporation:

        We have audited the accompanying consolidated balance sheets of International Multifoods Corporation and subsidiaries as of February 28, 2004, and March 1, 2003, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended February 28, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Multifoods Corporation and subsidiaries as of February 28, 2004, and March 1, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2004, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, effective March 3, 2002, the Company adopted the remaining provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ KPMG LLP

KPMG LLP
Minneapolis, Minnesota
March 30, 2004

Report of Management

Management's Responsibility for Financial Statements

        Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include, where required, amounts based on our best estimates and judgments. We continue to be responsible for the integrity and objectivity of data in these consolidated financial statements, which we seek to ensure through an extensive system of internal controls. Such controls are designed to provide reasonable, but not absolute, assurance that assets are safeguarded from unauthorized use or disposition and that financial records are sufficiently reliable to permit the preparation of consolidated financial statements. We recognize that estimates and judgments are required to assess and balance the relative cost and expected benefits of any system of internal controls.

        The system of internal accounting controls is designed to provide reasonable assurance that the books and records reflect our transactions and that our established policies and procedures are carefully followed. The system includes written policies and procedures, a financial reporting system, an internal audit department and careful selection and training of qualified personnel.

/s/ Gary E. Costley	/s/ John E. Byom
Gary E. Costley Chairman, President and Chief Executive Officer	John E. Byom Senior Vice President, Finance, and Chief Financial Officer

INTERNATIONAL MULTIFOODS CORPORATION and SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended
	Feb. 28, 2004	March 1, 2003	March 2, 2002
	(in thousands, except per share data)
Net sales	$908,015	$939,275	$597,871
Cost of goods sold	(739,520)	(755,310)	(496,997)

Gross profit	168,495	183,965	100,874
Selling, general and administrative	(109,819)	(110,753)	(71,546)
Unusual items	(8,429)	—	313

Operating earnings	50,247	73,212	29,641
Interest, net	(22,417)	(24,564)	(11,635)
Loss on cancellation of debt offering	—	—	(10,304)
Other income (expense), net	(3,032)	(4,671)	(189)

Earnings from continuing operations before income taxes	24,798	43,977	7,513
Income taxes	(7,273)	(16,278)	(2,494)

Earnings from continuing operations	17,525	27,699	5,019

Discontinued operations:
Operating earnings (loss), after tax	—	(6,464)	4,172
Cumulative effect of change in accounting principle, net of tax of $23,781	—	(41,342)	—
Net loss on disposition, net of tax of $14,362	—	(25,922)	—

Earnings (loss) from discontinued operations	—	(73,728)	4,172

Net earnings (loss)	$17,525	$(46,029)	$9,191

Basic earnings (loss) per share:
Continuing operations	$0.91	$1.45	$0.27
Discontinued operations	—	(3.86)	0.22

Total	$0.91	$(2.41)	$0.49

Diluted earnings (loss) per share:
Continuing operations	$0.90	$1.43	$0.26
Discontinued operations	—	(3.80)	0.22

Total	$0.90	$(2.37)	$0.48

Average shares of common stock outstanding:
Basic	19,270	19,107	18,851
Diluted	19,527	19,415	19,096

See accompanying notes to consolidated financial statements.

INTERNATIONAL MULTIFOODS CORPORATION and SUBSIDIARIES
Consolidated Balance Sheets

	Feb. 28, 2004	March 1, 2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$2,866	$1,203
Trade accounts receivable, net of allowance	73,020	43,909
Inventories	116,426	124,659
Deferred income taxes	4,283	6,247
Other current assets	24,909	39,995

Total current assets	221,504	216,013
Property, plant and equipment, net	247,915	235,118
Goodwill, net	64,122	63,358
Other intangible assets, net	135,044	135,986
Other assets	115,697	115,789

Total assets	$784,282	$766,264

Liabilities and shareholders' equity
Current liabilities:
Notes payable	$69,172	$15,110
Current portion of long-term debt	11,507	1,313
Accounts payable	74,609	70,097
Other current liabilities	38,596	60,499

Total current liabilities	193,884	147,019
Long-term debt	261,560	328,030
Deferred income taxes	26,883	22,571
Employee benefits and other liabilities	33,964	32,675

Total liabilities	516,291	530,295

Shareholders' equity:
Preferred capital stock	—	—
Common stock, authorized 50,000 shares; issued 21,844 shares	2,184	2,184
Capital in excess of par value	94,477	93,856
Retained earnings	228,891	211,366
Accumulated other comprehensive loss	(331)	(10,181)
Treasury stock, 2,503 and 2,664 shares, at cost	(55,138)	(58,676)
Unearned compensation	(2,092)	(2,580)

Total shareholders' equity	267,991	235,969

Commitments and contingencies

Total liabilities and shareholders' equity	$784,282	$766,264

See accompanying notes to consolidated financial statements.

INTERNATIONAL MULTIFOODS CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	Feb. 28, 2004	March 1, 2003	March 2, 2002
	(in thousands)
Cash flows from operations:
Earnings from continuing operations	$17,525	$27,699	$5,019
Adjustments to reconcile earnings from continuing operations to cash provided by continuing operations:
Depreciation and amortization	21,963	14,592	13,266
Unusual items	—	—	(657)
Deferred income tax expense (benefit)	6,307	14,490	(5,989)
Increase in prepaid pension assets	(3,113)	(13,455)	(13,725)
Provision for losses on receivables	1,966	1,058	863
Deferred gain on terminated interest rate swap	1,438	—	9,686
Payments received from escrow fund	—	8,986	1,014
Changes in working capital*	(3,090)	(12,748)	(13,016)
Other, net	(401)	3,507	7,047

Cash provided by continuing operations	42,595	44,129	3,508
Cash used for discontinued operations	—	(5,973)	(11,205)

Cash provided by (used for) operations	42,595	38,156	(7,697)

Cash flows from investing activities:
Capital expenditures	(35,516)	(32,995)	(23,757)
Acquisition of business	—	—	(310,274)
Proceeds from disposition of business	—	165,774	—
Payments received on note receivable	—	—	17,512
Proceeds from property disposals	2,870	117	4,310
Discontinued operations	—	(1,577)	(5,481)

Cash provided by (used for) investing activities	(32,646)	131,319	(317,690)

Cash flows from financing activities:
Net increase (decrease) in notes payable	51,227	14,642	(39,068)
Additions to long-term debt	75,000	—	550,192
Reductions in long-term debt	(134,145)	(210,623)	(156,894)
Proceeds from issuance of common stock	1,538	1,430	1,714
Purchase of treasury stock	(112)	(107)	(5)
Capitalized debt issuance costs	(1,707)	—	(14,264)
Other, net	(109)	(254)	(3)

Cash provided by (used for) financing activities	(8,308)	(194,912)	341,672

Decrease in cash from discontinued operations	—	14	1

Effect of exchange rate changes on cash and cash equivalents	22	167	(59)

Net increase (decrease) in cash and cash equivalents	1,663	(25,256)	16,227
Cash and cash equivalents at beginning of year	1,203	26,459	10,232

Cash and cash equivalents at end of year	$2,866	$1,203	$26,459

*Cash flows from changes in working capital:
Trade accounts receivable	$(27,434)	$3,157	$(26,281)
Inventories	15,315	(16,385)	1,190
Other current assets	17,212	(10,041)	(8,426)
Accounts payable	14,744	1,698	4,649
Other current liabilities	(22,927)	8,823	15,852

Net change	$(3,090)	$(12,748)	$(13,016)

See accompanying notes to consolidated financial statements.

INTERNATIONAL MULTIFOODS CORPORATION and SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

	10 cents par value
					Accumulated Other Comprehensive Loss
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings		Unearned Compensation	Total
	(in thousands)
Balance at March 3, 2001	$2,184	$(68,239)	$91,643	$248,204	$(17,670)	$(140)	$255,982
Comprehensive income(a)	—	—	—	9,191	2,830	—	12,021
248 shares issued for employee benefit plans	—	5,468	829	—	—	(2,945)	3,352
Amortization of unearned compensation	—	—	—	—	—	715	715

Balance at March 2, 2002	2,184	(62,771)	92,472	257,395	(14,840)	(2,370)	272,070
Comprehensive loss(a)	—	—	—	(46,029)	4,659	—	(41,370)
5 shares purchased for treasury	—	(107)	—	—	—	—	(107)
191 shares issued for employee benefit plans	—	4,202	1,384	—	—	(1,748)	3,838
Amortization of unearned compensation	—	—	—	—	—	1,538	1,538

Balance at March 1, 2003	2,184	(58,676)	93,856	211,366	(10,181)	(2,580)	235,969
Comprehensive income(a)	—	—	—	17,525	9,850	—	27,375
5 shares purchased for treasury	—	(112)	—	—	—	—	(112)
166 shares issued for employee benefit plans	—	3,650	621	—	—	(1,363)	2,908
Amortization of unearned compensation	—	—	—	—	—	1,851	1,851

Balance at Feb 28, 2004	$2,184	$(55,138)	$94,477	$228,891	$(331)	$(2,092)	$267,991

(a)
Reconciliations of net earnings (loss) to comprehensive income (loss) are as follows:

	2004	2003	2002
	(in thousands)
Net earnings (loss)	$17,525	$(46,029)	$9,191

Other comprehensive income (loss):
Foreign currency translation adjustments	10,384	7,025	(2,868)
Net unrealized gain (loss) on cash flow hedges (net of tax of $33, $1,136 and $(3,660), respectively)	(21)	(2,095)	6,987
Reclassification adjustment for cash flow hedges recognized in earnings (net of tax of $19, $(143) and $612, respectively)	(30)	241	(1,014)
Minimum pension liability adjustment (net of tax of $363, $220 and $179, respectively)	(483)	(512)	(275)

Other comprehensive income	9,850	4,659	2,830

Comprehensive income (loss)	$27,375	$(41,370)	$12,021

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1:    Summary of Significant Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to consolidated financial statements. Actual results could differ from these estimates.

Basis of Statement Presentation

        The accompanying consolidated financial statements include the accounts of International Multifoods Corporation and all of its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

        We record sales upon delivery of our products, net of returns and other allowances.

Trade Promotion

        We offer retailers trade incentives to purchase and promote our consumer products. Examples of trade promotion costs are in-store feature and display activities, temporary price discounts and new distribution (slotting) of our products. We expense the cost of these incentives during the period in which the promotion occurs based on estimated performance, except for slotting fees, which are amortized over the expected period of benefit not to exceed 12 months.

Foreign Currency Translation and Transactions

        The functional currency of our Canadian operations is the Canadian dollar. Assets and liabilities are translated at current exchange rates, and results of operations are translated using the weighted average exchange rate in effect during the fiscal year. The gains or losses resulting from translation are included as a separate component of shareholders' equity.

Stock-Based Compensation

        We have elected to use the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant.

        The following table provides pro forma information on the impact on earnings from continuing operations if stock options were expensed under a fair value-based method.

	2004	2003	2002
	(in thousands, except per share amounts)
Net earnings (loss) as reported	$17,525	$(46,029)	$9,191
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(1,832)	(2,138)	(1,173)

Pro forma net earnings (loss)	$15,693	$(48,167)	$8,018

Basic earnings (loss) per share:
As reported	$0.91	$(2.41)	$0.49
Pro forma	0.81	(2.52)	0.43
Diluted earnings (loss) per share:
As reported	$0.90	$(2.37)	$0.48
Pro forma	0.80	(2.48)	0.42

        For purposes of this pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumptions	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	33.4%	33.5%	32.1%
Risk-free interest rates	3.4%	4.8%	5.0%
Expected life (in years)	7.0	7.2	7.7
Weighted-average fair value of options at grant date	$9.87	$12.47	$10.23

Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Earnings Per Share

        Basic earnings per share are computed by dividing net earnings or loss by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

        The computations for basic and diluted earnings per share from continuing operations are as follows:

	2004	2003	2002
	(in thousands, except per share data)
Earnings from continuing operations	$17,525	$27,699	$5,019

Average shares of common stock outstanding:
Basic	19,270	19,107	18,851
Effect of stock options	257	308	245

Diluted	19,527	19,415	19,096

Earnings per share from continuing operations:
Basic	$0.91	$1.45	$0.27
Diluted	0.90	1.43	0.26

Cash and Cash Equivalents

        Included in cash and cash equivalents are cash on hand, time deposits and highly liquid short-term investments purchased with original maturities of three months or less.

Trade Accounts Receivable

        Accounts receivable consist of amounts owed us in the ordinary course of business and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the aging of receivables and review of specific accounts.

Inventories

        Inventories, excluding grain in Canada, are valued principally at the lower of cost (first-in, first-out) or market (replacement or net realizable value).

        In Canada, grain inventories are valued on the basis of replacement market prices prevailing at fiscal year end. We generally minimize risks associated with market price fluctuations by hedging those inventories with futures contracts. Therefore, included in inventories is the amount of gain or loss on open grain contracts, including futures contracts, which generally has the effect of adjusting those inventories to cost.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, and depreciation is computed using the straight-line method for determining financial statement income. Buildings and improvements are generally depreciated over 15 to 40 years. Machinery and equipment used in the production process are typically depreciated over 10 to 15 years. Computer equipment, including software and hardware, are depreciated over three to seven years. The useful lives of leasehold improvements are the shorter of the useful life of the asset or the lease term. When permitted, accelerated depreciation methods are used to calculate depreciation for income tax purposes.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs of businesses acquired over the fair market value of net tangible and identifiable intangible assets. Identifiable intangible assets represent costs allocated to noncompete agreements, trademarks and other specifically identifiable assets arising from business acquisitions. Effective in the first quarter of fiscal 2003, we completed the adoption of Statement of

Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." We were, however, required to adopt certain provisions of SFAS No. 142 in fiscal 2002 with respect to intangible assets we acquired as part of our acquisition of the Pillsbury and General Mills businesses. Under SFAS No. 142, goodwill and identifiable intangible assets that have indefinite lives are not amortized but are tested annually for impairment or more frequently if impairment indicators exist. Identifiable intangible assets that do not have indefinite lives are amortized over their estimated useful lives. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over various periods not exceeding 40 years. See Note 8 to the consolidated financial statements for additional information on the adoption of SFAS No. 142.

Recoverability of Long-Lived Assets

        We assess the recoverability of long-lived assets (other than goodwill and intangible assets with indefinite lives) whenever events or changes in circumstances indicate that expected future undiscounted cash flows may not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

Pension Plans

        Our defined benefit pension plans cover substantially all employees in the United States and Canada. In determining the liabilities, cash contributions and expenses related to the plans, various actuarial assumptions are used. These include assumptions on the discount or interest rates, compensation increase rates, expected rate of return on plan assets, mortality and withdrawal rates.

Derivative and Hedging Activities

        We account for derivative and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that companies record derivative instruments on the consolidated balance sheet at their fair value. Changes in fair value are recorded each period in earnings or other comprehensive income (OCI), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in OCI are reclassified as earnings in the period in which earnings are affected by the hedged item. See Note 9 to the consolidated financial statements for additional information.

New Accounting Pronouncements

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expanded Medicare to include coverage for prescription drugs. Currently, detailed regulations from governmental agencies necessary to implement the Act have not been issued. In addition, the FASB has not yet issued guidance on accounting for subsidies that are provided by the Act. As a result, in January 2004 the FASB issued FASB Staff Position 106-1, which permits a plan sponsor to make a one-time election to defer accounting for the effects of the Act. Accordingly, we elected to defer accounting recognition of this legislation until the FASB issues final guidance. However, when final accounting guidance is issued, we could be required to change previously reported information. Based on current plan design and preliminary analysis, we believe there will be a modest decline in our annual postretirement health care expense.

        In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement revises the disclosures about pension and other postretirement benefit plans. It requires additional disclosure regarding changes in benefit obligations and fair value of plan assets. The statement is effective for our fiscal 2004 year-end financial statements and the new disclosures have been included in Note 16.

Note 2:    Business Acquired

        On Nov. 13, 2001, we acquired the Pillsbury desserts and specialty products business, the Pillsbury non-custom foodservice baking mix and frosting products business, and certain regional flour and side-dish brands of General Mills (the acquisition). The cash purchase price for the acquisition paid at closing was $304.5 million. The transaction was accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations."

        As part of the $304.5 million purchase price, General Mills agreed to install processing and packaging equipment at a plant in Toledo, Ohio, in order for the plant to be able to produce certain Pillsbury products. We agreed to purchase the Toledo plant, as part of the acquisition, for an additional $11.5 million. We completed the purchase on Jan. 27, 2003, and pursuant to our agreement with General Mills, we made payments of $11.5 million during fiscal 2004.

Note 3:    Discontinued Operations

        On July 29, 2002, we entered into an agreement to sell our foodservice distribution business to Wellspring Distribution Corp. In accordance with SFAS No. 144, we have reported the results of operations of the distribution business as discontinued operations. On Sept. 9, 2002, we completed the sale of our foodservice distribution business for $166 million in cash. We recorded a net after-tax loss on the disposition of $25.9 million. We used the proceeds from the sale along with available cash balances to repay debt obligations.

        We continue to guarantee certain real estate and tractor/trailer lease obligations of the foodservice distribution business. See Note 14 to the consolidated financial statements for further information.

        The following were the operating results of the discontinued operations through the date of sale:

	2003	2002
	(in thousands)
Net sales	$1,149,128	$2,238,632
Earnings (loss) before tax	(8,828)	7,079
Earnings (loss) after tax	(6,464)	4,172

        We allocated interest expense to discontinued operations based on net assets that were specifically identifiable to the operation. The operating results of the business in fiscal 2003 included a $5.2 million pre-tax loss from the curtailment and settlement of pension obligations, resulting from the sale of the business. In addition, we recorded a $3.7 million pre-tax charge in fiscal 2003 primarily for severance costs.

        We also recorded an after-tax loss of $41.3 million for the cumulative effect of change in accounting principle due to goodwill impairment. The charge was recognized in the first quarter of fiscal 2003. See Note 8 to the consolidated financial statements for further information.

Note 4:    Interest, Net

        Interest, net, consisted of the following:

	2004	2003	2002
	(in thousands)
Interest expense	$22,846	$30,713	$22,980
Capitalized interest	(306)	(625)	(385)
Non-operating interest income	(123)	(350)	(1,210)

	22,417	29,738	21,385
Interest expense allocated to discontinued operations	—	(5,174)	(9,750)

Interest, net	$22,417	$24,564	$11,635

        Cash payments for interest, net of amounts capitalized, totaled $21.6 million in fiscal 2004, $24.6 million in fiscal 2003 and $22.5 million in fiscal 2002.

Note 5:    Unusual Items

Fiscal 2004

        We recognized a pre-tax unusual expense of $8.4 million as follows:

	Gain on Sale of Assets	Employee Termination and Other Exit Costs	Consulting and Legal Fees	Total
	(in millions)
Exit frozen pie product line	$0.4	$(1.3)	$—	$(0.9)
Departure of corporate officer	—	(0.8)	—	(0.8)
Organizational assessment and merger costs	—	—	(2.3)	(2.3)
Canadian Foods reorganization	—	(2.8)	—	(2.8)
Foodservice Products work-force reduction	—	(1.6)	—	(1.6)

Total unusual expense	$0.4	$(6.5)	$(2.3)	$(8.4)

        During fiscal 2004, we decided to exit our foodservice frozen pie product line in Canada. In connection with our decision to exit the product line, we also decided to close our Simcoe, Ontario plant and recorded a pre-tax charge of $1.3 million for severance costs. The plant employed approximately 135 people. We also sold production equipment and other assets at the plant for approximately $1.9 million in cash and recorded a $0.4 million pre-tax gain from the sale.

        We recorded $2.3 million for professional fees we incurred to conduct an enterprise-wide assessment of our organizational structure and for legal fees associated with the sale agreement we entered into with The J.M. Smucker Company. We also recorded a pre-tax charge of $0.8 million for severance costs associated with the departure of the President of the company.

        Also in fiscal 2004, we recognized charges associated with actions taken to reduce the cost structure and improve the financial performance of our Canadian Foods business and our Foodservice Products business in the United States. Charges included $2.8 million for severance costs associated with reorganizing our Canadian Foods business. The severance costs resulted from the departure of 40 management positions. Also included was a $1.6 million charge primarily for severance costs associated with the departure of the President of the Foodservice Products business and severance costs associated with reducing the number of production employees at our plant in Sedalia, Missouri, and closing two small facilities in the eastern United States.

        The liability balance associated with the unusual charges described above was $2.4 million as of Feb. 28, 2004, and is primarily comprised of future severance payments that we expect to pay over the next 12 months. Cash payments related to these unusual charges were $6.4 million for fiscal 2004.

Fiscal 2002

        We recognized a pre-tax unusual gain of $0.3 million as follows:

	Gain on Sale of Building	Employee Termination and Other Exit Costs	Total
	(in millions)
Condiments facility consolidation	$1.8	$(0.3)	$1.5
Sales reorganization and work-force reduction	—	(0.9)	(0.9)
Severance for divested business	—	(0.3)	(0.3)

Total unusual gain	$1.8	$(1.5)	$0.3

        In October 2001, we completed the sale of our condiments-processing facility in Scarborough, Ontario, as part of a plan to consolidate our condiments-processing operations in Dunnville, Ontario. We recognized a $1.8 million gain on the sale of the building and a $0.3 million charge for employee termination and facility closing costs.

        As a result of the Pillsbury and General Mills brand acquisition, we reorganized our Foodservice Products sales force. We also took steps to reduce our foodservice manufacturing overhead costs. As a result of these actions, we recorded a $0.9 million charge for severance costs associated with the departure of 23 employees, including the president of the division.

        Also in fiscal 2002, we recognized an unusual charge of $0.3 million for termination benefits for 57 former hourly employees of our divested U.S. flour milling business. As part of the sale agreement, we were obligated to provide, under certain conditions, severance payments for eligible former employees who are involuntarily terminated by the buyer.

Note 6:    Income Taxes

        Income tax expense for continuing operations was as follows:

	U.S. Operations
			Non-U.S. Operations
	Federal	Other		Total
	(in thousands)
2004:
Current expense (benefit)	$—	$(1,286)	$2,252	$966
Deferred expense	4,804	902	601	6,307

Total tax expense (benefit)	$4,804	$(384)	$2,853	$7,273

2003:
Current expense	$234	$63	$1,491	$1,788
Deferred expense	9,226	623	4,641	14,490

Total tax expense	$9,460	$686	$6,132	$16,278

2002:
Current expense (benefit)	$(67)	$519	$8,031	$8,483
Deferred benefit	(5,196)	(265)	(528)	(5,989)

Total tax expense (benefit)	$(5,263)	$254	$7,503	$2,494

        Temporary differences that gave rise to deferred tax assets and liabilities as of Feb. 28, 2004, and March 1, 2003, were as follows:

	2004		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Depreciation and amortization	$706	$48,474	$1,099	$37,153
Prepaid pension assets	—	34,641	—	32,128
Accrued expenses	19,327	2,593	20,750	1,429
Inventory valuation methods	1,667	—	1,485	—
Provision for losses on receivables	987	—	461	—
Deferred income	3,791	2,492	902	—
Loss carryforwards	54,567	—	46,368	—
Alternative minimum tax credit carryforward	2,815	—	2,615	—
Foreign tax credit carryforward	1,083	—	953
Other	4,066	2,015	3,025	240

Subtotal	89,009	90,215	77,658	70,950
Valuation allowance	(10,463)	—	(9,831)	—

Total deferred taxes	$78,546	$90,215	$67,827	$70,950

        At Feb. 28, 2004, we had a U.S. federal consolidated net operating loss carryforward of approximately $117 million that expires in fiscal 2022, 2023 and 2024. Our foreign operations had a net operating loss carryforward of approximately $5.6 million that expires in fiscal 2009, 2010 and 2011. We expect to fully utilize these operating loss carryforwards.

        At Feb. 28, 2004, we had a U.S. federal consolidated capital loss carryforward of approximately $15 million that will expire in fiscal 2008. Our foreign operations had a capital loss carryforward of $1.8 million that has no expiration date. We have a valuation allowance of $3.5 million and $0.6 million, respectively, for the U.S. and foreign capital loss carryforwards due to the uncertainty over our ability to utilize the capital losses.

        We have $1.1 million in U.S. foreign tax credit carryforwards that expires by fiscal 2006. We have a valuation allowance for the entire $1.1 million carryforward due to uncertainty over our ability to utilize these credits.

        We have U.S. state net operating loss carryforwards that will expire from fiscal 2005 to fiscal 2024. We have established a valuation allowance of $5.3 million for certain of these U.S. state net operating loss carryforwards, due to the uncertainty over our ability to utilize these operating loss carryforwards.

        In total, the valuation allowance increased by $0.6 million in fiscal 2004. The increase primarily relates to the valuation allowance for U.S. state net operating losses.

        Total income taxes from continuing operations differ from the amount computed by applying the U.S. federal income tax rate because of the following items:

	2004	2003	2002
	(in thousands)
Tax at U.S. federal statutory rate	$8,679	$15,392	$2,629
Differences:
Effect of taxes on non-U.S. earnings	(1,470)	206	(59)
State and local income taxes	(250)	445	504
Other	314	235	(580)

Total income taxes	$7,273	$16,278	$2,494

        No provision has been made for U.S. income taxes applicable to remittance of earnings from non-U.S. affiliates. It is not practicable to estimate the remaining deferred tax liability associated with temporary differences related to investments in non-U.S. affiliates. Earnings before income taxes from non-U.S. affiliates were $11.5 million in fiscal 2004, $16.9 million in fiscal 2003 and $21.6 million in fiscal 2002.

        Cash paid (received) for income taxes totaled $(2.6) million in fiscal 2004, $3.7 million in fiscal 2003 and $7.5 million in fiscal 2002.

Note 7:    Supplemental Balance Sheet Information

	2004	2003
	(in thousands)
Trade accounts receivable, net:
Trade	$75,190	$44,276
Allowance for doubtful accounts	(2,170)	(367)

Total trade accounts receivable, net	$73,020	$43,909

Inventories:
Raw materials, excluding grain	$16,915	$12,675
Grain	6,965	6,282
Finished and in-process goods	84,224	99,269
Packages and supplies	8,322	6,433

Total inventories	$116,426	$124,659

Property, plant and equipment, net:
Land	$3,527	$3,313
Buildings and improvements	76,608	69,309
Machinery and equipment	301,102	235,570
Improvements in progress	11,075	44,889

	392,312	353,081
Accumulated depreciation	(144,397)	(117,963)

Total property, plant and equipment, net	$247,915	$235,118

Other assets:
Prepaid pension	$87,625	$81,193
Other	28,072	34,596

Total other assets	$115,697	$115,789

Other current liabilities:
Trade and consumer promotion accruals	$9,622	$37,369
Wages and benefits	7,985	6,379
Income taxes	7,065	7,340
Other	13,924	9,411

Total other current liabilities	$38,596	$60,499

Accumulated other comprehensive loss:
Foreign currency translation adjustment	$(838)	$(11,222)
Derivative hedge accounting adjustment	4,068	4,119
Minimum pension liability adjustment	(3,561)	(3,078)

Total accumulated other comprehensive loss	$(331)	$(10,181)

Note 8:    Goodwill and Other Intangible Assets

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on March 3, 2002. Under SFAS No. 142, goodwill and other intangible assets that have indefinite lives are no longer amortized, but rather are tested for impairment at least annually in accordance with the provisions of the standard.

        The test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit (as defined) with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. There was no impairment of goodwill in fiscal 2004.

        In the first quarter of fiscal 2003, we completed the initial testing of our existing goodwill and other intangible assets that have indefinite lives. Based on valuations provided by an independent third-party (primarily using discounted cash flows), we determined that all the goodwill associated with our foodservice distribution business was impaired. As a result, we recorded a $65.1 million ($41.3 million after tax) goodwill impairment charge in the first quarter of fiscal 2003. We classified the impairment charge as a cumulative effect of change in accounting principle in the consolidated statement of operations. On July 29, 2002, we entered into an agreement to sell the business. In accordance with SFAS No. 144, we have reported the results of operations of our foodservice distribution business in discontinued operations, including the impairment charge. No other impairment charges resulted from the required impairment evaluations on the rest of the reporting units, which were determined using discounted cash flow analyses.

        The table below provides information on the carrying amount of goodwill by segment for the fiscal year ended Feb. 28, 2004.

	U.S. Consumer Products	Foodservice Products	Canadian Foods	Total
	(in thousands)
Balance as of March 1, 2003	$43,891	$12,972	$6,495	$63,358
Foreign currency translation	—	—	764	764

Balance as of Feb. 28, 2004	$43,891	$12,972	$7,259	$64,122

        Other intangible assets were as follows:

	Feb. 28, 2004			March 1, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Amortized intangible assets
Trademarks	$9,090	$2,673	$6,417	$9,090	$2,033	$7,057
Customer lists	5,800	4,560	1,240	5,800	4,278	1,522
Other	2,048	2,002	46	2,053	1,956	97

Total	$16,938	$9,235	$7,703	$16,943	$8,267	$8,676

Unamortized intangible assets
Trademarks	$127,341	$—	$127,341	$127,302	$—	$127,302
Other	—	—	—	8	—	8

Total	$127,341	$—	$127,341	$127,310	$—	$127,310

        Amortization expense related to amortizable intangible assets for fiscal 2004 and 2003 was $0.9 million and $1 million, respectively. The estimated amortization expense for fiscal 2005 to fiscal 2009 is as follows:

Amounts
(in thousands)
2005	$936
2006	936
2007	936
2008	922
2009	595

        The following provides a reconciliation of reported earnings to pro forma amounts adjusted for the elimination of amortization of goodwill:

2002
(in thousands)
Reported earnings from continuing operations	$5,019
Amortization of goodwill	313

Adjusted earnings from continuing operations	5,332

Reported earnings from discontinued operations	4,172
Amortization of goodwill	1,472

Adjusted earnings from discontinued operations	5,644

Adjusted net earnings	$10,976

2002
Basic earnings per share
Reported basic earnings per share from continuing operations	$0.27
Amortization of goodwill	0.02

Adjusted basic earnings per share from continuing operations	0.29

Reported basic earnings per share from discontinued operations	0.22
Amortization of goodwill	0.07

Adjusted basic earnings per share from discontinued operations	0.29

Adjusted basic earnings per share	$0.58

2002
Diluted earnings per share
Reported diluted earnings per share from continuing operations	$0.26
Amortization of goodwill	0.02

Adjusted diluted earnings per share from continuing operations	0.28

Reported diluted earnings per share from discontinued operations	0.22
Amortization of goodwill	0.07

Adjusted diluted earnings per share from discontinued operations	0.29

Adjusted diluted earnings per share	$0.57

Note 9:    Derivative Instruments and Hedging Activities

        We account for derivative and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that companies record derivative instruments on the consolidated balance sheets at their fair value. Changes in fair value are recorded each period in earnings or other comprehensive income (OCI), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in OCI are reclassified as earnings in the period in which earnings are affected by the hedged item.

        We are exposed to market risks resulting from changes in foreign currency exchange rates, interest rates and commodity prices. Changes in these factors could adversely affect our results of operations and financial position. To minimize these risks, we use derivative financial instruments, such as currency forward contracts, interest rate swaps and commodity futures contracts. We use derivative financial instruments as risk management tools and not for speculative or trading purposes. For derivative instruments that are accounted for as hedges pursuant to SFAS No. 133, we formally document the hedge at inception. The formal documentation includes identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument's effectiveness and ineffectiveness will be assessed.

Foreign Currency Forward Contracts

        Our Canadian operations use foreign currency forward contracts to minimize the exposure to foreign currency fluctuations as a result of U.S. dollar-denominated sales. The foreign exchange forward contracts are purchased through major Canadian banking institutions and mature in less than 12 months. These contracts are accounted for as foreign currency cash flow hedges of forecasted transactions. To qualify for hedge accounting treatment, these transactions are specifically identified in terms of the customers and the period in which and the likelihood that the sales and subsequent collections are expected to occur. The time value component of the foreign currency forward contracts is deemed ineffective and is recorded in earnings. The unrealized gain (loss) due to the movements in the spot exchange rates, which represent the effective portion of the hedge, is initially recorded as a component of accumulated OCI until the underlying hedged transaction occurs. On an ongoing basis, we also enter into foreign currency forward contracts that are not designated as hedges. Changes in the fair value of contracts that are not designated as hedges are recognized in earnings.

Interest Rate Swaps

        We use interest rate swaps to manage the interest rate risks on our fixed and floating rate debt. Under SFAS No. 133, these swap agreements qualify for either fair value hedges or cash flow hedges. The underlying debt obligation and the swap agreements are based on the same notional amounts and benchmark rates, and have the same reset dates. There was no ineffectiveness related to these hedges. The following provides information on the interest rate swaps outstanding as of Feb. 28, 2004:

Notional Amount	Maturity Date	Rate	Fair Value Asset/ (Liabilities)
$75 million	Nov. 13, 2009	Receive fixed 6.602% Pay variable LIBOR + 2.86% - 2.865%	$0.2 million
$50 million	May 20, 2004	Pay fixed 1.305% Receive LIBOR	—
$25 million	Dec. 20, 2004	Pay fixed 3.93% Receive LIBOR	$(0.5) million

Commodity Futures Contracts

        We use commodity futures contracts, primarily wheat futures contracts, to reduce the risks associated with price fluctuations on the wheat inventories and other major baking ingredients, such as flour, soybean oil and sugar. The futures contracts are not designated as hedges under SFAS No. 133. The futures contracts are marked-to-market each month, and the gains and losses are recognized in earnings. The open futures contracts mature in the period from March 2004 to May 2005 and substantially coincide with the maturities of the open wheat purchase contracts, open flour sales contracts and the anticipated timing of flour purchases.

Note 10:    Fair Value of Financial Instruments

        The following tables provide information on the carrying amount, notional amount and fair value of financial instruments, including derivative financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, receivables, accounts payable and short-term debt, approximate fair value due to the short-term maturity of the instruments. The fair value of long-term debt, futures contracts, currency forward contracts and interest rate swaps was based on quoted market prices.

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Liabilities:
Term loans	$71,463	$71,463	$129,343	$129,352
$200 million unsecured notes due Nov. 13, 2009	200,000	226,510	200,000	224,667

	2004		2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in thousands)
Derivative financial instruments:
Futures contracts—buy	$8,262	$371	$15,595	$(757)
Futures contracts—sell	6,833	(177)	2,100	36
Currency forward contracts—buy	5,397	26	22,191	(291)
Currency forward contracts—sell	1,188	(27)	1,490	35
Interest rate swaps	150,000	(318)	100,000	(1,567)

Concentrations of Credit Risk

        We believe that the credit risk of exchange-traded futures contracts, foreign exchange forward contracts and interest rate contracts due to nonperformance of the counterparties is insignificant.

        We extend credit on a regular basis under various terms to customers that meet certain financial and other criteria. In general, we do not require collateral or security. We believe that our trade receivables do not represent significant concentrations of credit risk due to the large number of customers and markets into which our products are sold, as well as their dispersion across geographic areas.

Note 11:    Notes Payable and Long-Term Debt

        In August 2003, we entered into a new five-year, $250 million senior secured credit agreement in order to refinance some of our debt under more favorable terms. The new financing replaced the remaining balance on our $450 million senior secured credit facility that was obtained in connection with our November 2001 acquisition of the Pillsbury desserts and specialty products business from General Mills. As a result of the repayment of remaining debt obligations under the $450 million facility, we recognized a non-cash charge of $4.4 million to write off unamortized financing costs. This charge has been classified as other expense in the consolidated statement of operations.

        The new $250 million senior secured credit agreement is comprised of a $175 million revolving credit facility and $75 million of amortizing term loans. As of Feb. 28, 2004, there were $69.2 million of borrowings outstanding under the revolving credit facility and an additional $8.1 million of the facility was unavailable due to outstanding letters of credit. The interest rates on borrowings under the new credit agreement are variable and based on current market interest rates plus a spread based on our leverage. The current spread on LIBOR based loans is 2.25%. The weighted average interest rate on borrowings outstanding at Feb. 28, 2004 was 3.89%. The credit agreement also contains covenants that require the maintenance of leverage and fixed charge coverage ratios and limit revolver borrowings based on asset levels. Borrowings under the agreement may be used for general corporate purposes. The agreement is secured by our assets. We were in compliance with all covenant provisions at Feb. 28, 2004.

        We have $200 million of senior unsecured notes that mature on Nov. 13, 2009, and have an interest rate of 6.602%, payable annually. In anticipation of the issuance, we entered into an interest rate swap agreement that, when terminated, had the effect of adjusting the effective interest rate of the notes to 5.97%. The senior unsecured notes have been guaranteed by Diageo plc. The guarantee may terminate, in limited circumstances, prior to the maturity of the notes.

        In September 2003, we entered into three interest rate swap agreements for an aggregate notional amount of $75 million that expire on Nov. 13, 2009. Under the terms of the swap agreements, we will receive a fixed interest rate of 6.602% and pay a floating interest rate based on three-month LIBOR plus a predetermined spread that will average 2.465%. We accounted for these swap agreements as fair value hedges on $75 million of our senior unsecured notes. In February 2004, we elected to terminate these swap agreements and received cash of $1.4 million. The adjustment to the notes for the change in fair value hedged by the swaps remains classified as debt and will be amortized over the remaining term of the notes. Subsequently in February 2004, new interest rate swap agreements were entered into that effectively re-established the $75 million interest rate swap position. These swap agreements are also accounted for as fair value hedges. See Note 9 for the terms of the new interest rate swap agreements.

        In fiscal 2003, we recorded a $4.7 million charge associated with the early repayment of term loans, which was classified as other expense in the consolidated statement of operations.

        Long-term debt consisted of the following:

	2004	2003
	(in thousands)
Term B loan due Feb. 28, 2008	$—	$129,343
Secured term loan	37,500	—
Canadian Bankers' Acceptances	33,963	—
$200 million unsecured notes due Nov. 13, 2009	200,000	200,000
Other	1,604	—

	273,067	329,343
Current portion of long-term debt	11,507	1,313

Total long-term debt	$261,560	$328,030

        Minimum principal payments are as follows:

Amounts
(in thousands)
2006	$14,295
2007	16,851
2008	19,351
2009	10,403
2010 and beyond	200,660

Total long-term debt	$261,560

Note 12:    Shareholders' Equity

        We have authorized 10 million shares of Preferred Capital Stock, par value $1.00 per share, that may be designated and issued as convertible into common shares. We have created a series of such Preferred Capital Stock, designated as Series A Junior Participating Preferred Capital Stock, consisting of 500,000 shares, par value $1.00 per share. We also have authorized 200,000 shares of First Preferred Capital Stock, par value $100.00 per share. No preferred capital stock was outstanding during the three years ended Feb. 28, 2004.

        We have a share rights plan that entitles one preferred share purchase right for each outstanding share of common stock. The rights become exercisable only after a person or group (with certain exceptions) becomes the beneficial owner of 15% or more of our outstanding common stock or announces a tender offer, the consummation of which would result in beneficial ownership by a person or group of 15% or more of our outstanding common stock. Each right will entitle its holder to purchase one one-hundredth share of Series A Junior Participating Preferred Capital Stock (consisting of 500,000 shares, par value $1.00 per share) at an exercise price of $70, subject to adjustment. If a person or group acquires beneficial ownership of 15% or more of our outstanding common stock, each right will entitle its holder (other than such person or group) to purchase, at the then-current exercise price of the right, a number of shares of our common stock having a market value of twice the then-current exercise price of the right. In addition, if we are acquired in a merger or other business combination transaction or if 50% or more of our consolidated assets or earnings power is acquired, each right will entitle its holder to purchase, at the then-current exercise price of the right, a number of the acquiring company's common shares having a market value of twice the then-current exercise price of the right. Following the acquisition by a person or group of beneficial ownership of 15% or more of our outstanding common stock and prior to an acquisition by any person or group of 50% or more of our outstanding common stock, the Board of Directors may exchange the outstanding rights (other than rights owned by such person or group), in whole or in part, for our common stock or equivalent securities. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of our outstanding common stock, the rights are redeemable for $.001 (subject to adjustment) per right at the option of the Board of Directors. In addition, prior to the acquisition by a person or group of beneficial ownership of 15% or more of our outstanding common stock, the Board of Directors may amend the terms of the rights to lower the 15% threshold for exercisability of the rights to not less than the greater of (i) the sum of .001% and the largest percentage of the outstanding common stock then beneficially owned by any person or group (with certain exceptions) or (ii) 10%.

        On March 7, 2004, the share rights plan was amended to provide that the share rights plan shall be inapplicable to (i) the Agreement and Plan of Merger dated as of March 7, 2004, between The J.M. Smucker Company, Mix Acquisition Corporation and Multifoods (the "Merger Agreement") and (ii) the merger and other transactions contemplated by the Merger Agreement.

Note 13:    Leases

        We lease certain plant, office space and equipment for varying periods. We expect that in the normal course of business, leases will be renewed or replaced by other leases.

        The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of Feb. 28, 2004:

Operating Leases
(in thousands)
2005	$2,852
2006	2,166
2007	1,018
2008	652
2009	592
2010 and beyond	3,173

Total minimum lease payments	$10,453

        Total rent expense for operating leases of continuing operations, including those with terms of less than one year totaled $5.4 million in fiscal 2004, $5.0 million in fiscal 2003 and $4.6 million in fiscal 2002.

Note 14:    Commitments and Contingencies

Insurance claim

        In fiscal 1998, we were notified that approximately $6 million of our inventory was taken from a ship in the port of St. Petersburg, Russia. The ship had been chartered by a major customer of our former food-exporting business. Following submission of a claim for indemnity, the insurance carrier denied our claim for coverage, and we commenced a lawsuit seeking to obtain coverage under the insurance carrier's policy. In October 2001, the U.S. District Court of the Southern District of New York granted us summary judgment on our claim, which is carried on our books as a $6 million receivable, and awarded us interest to the date of judgment. The interest has not been recognized on our books. On Oct. 17, 2002, following an appeal by the insurance carrier, the U.S. Court of Appeals for the Second Circuit partially affirmed the summary judgment with respect to the amount of loss and held that such loss is within the scope of the policy. The Court of Appeals, however, remanded the case back to the District Court for further proceedings to determine whether certain provisions of the policy had the effect of excluding coverage. We continue to believe that the loss is covered by the insurance policy, and we will continue to aggressively pursue our claim against the insurer. If we are ultimately unable to collect on the policy, we would record a loss of $6 million to write off the receivable for the estimated recovery of the claim.

Lease guarantees

        On Sept. 9, 2002, we completed the sale of our foodservice distribution business to Wellspring Distribution Corp. We continue to guarantee certain real estate and tractor/trailer fleet lease obligations of our former business. However, at the time of the sale of the business, we renegotiated our guarantee of the business's fleet lease obligations. The guarantee now requires the lessor to pursue collection and other remedies against our former subsidiaries before demanding payment from us. In addition, our guarantee obligation is limited to 75% of the amount outstanding after the lessor has exhausted its remedies against our former subsidiaries. This reduces our risk under the fleet lease guarantee. In addition, while the initial guarantee was not limited by time, the fleet lease guarantee will now expire in September 2006.

        The outstanding guarantees for the lease obligations of our former subsidiaries as of Feb. 28, 2004, were as follows:

Amounts
(in millions)
Tractor/trailer	$20.1
Real estate	13.8

Total	$33.9

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

Capital commitments

        At Feb. 28, 2004, the estimated cost to complete capital improvements in progress totaled approximately $4.3 million.

Note 15:    Stock Plans

        Our 1989 and 1997 stock-based plans permit awards of restricted stock, restricted stock units, incentive units and stock options to directors and key employees subject to the provisions of the plans and as determined by the Compensation and Human Resources Committee of the Board of Directors. At Feb. 28, 2004, a total of 233,716 common shares was available for grants.

        In fiscal 2004, grants of 8,292 shares of restricted stock and 62,300 restricted stock units were awarded with varying performance criteria and vesting periods. At Feb. 28, 2004, the total number of restricted shares outstanding was 69,794. The market value of shares issued under the plans, as of the date of grant, has been recorded as unearned compensation and is shown as a separate component of shareholders' equity. Unearned compensation is expensed over the period that restrictions lapse.

        Stock options are granted to purchase shares of our common stock at not less than fair market value at dates of grant. Options generally become exercisable over a period of one to five years after the date of grant. In addition, options generally expire 10 years after the date of grant.

        The following table contains information on stock options:

	Shares	Weighted Average Exercise Price per Share
Outstanding at March 3, 2001	1,656,824	$19.57
Granted	460,089	21.74
Exercised	(121,750)	14.08
Expired or canceled	(69,300)	24.41

Outstanding at March 2, 2002	1,925,863	$20.21
Granted	229,809	27.04
Exercised	(133,925)	19.64
Expired or canceled	(134,220)	23.96

Outstanding at March 1, 2003	1,887,527	$21.06
Granted	246,078	22.95
Exercised	(98,291)	15.34
Expired or canceled	(117,251)	24.58

Outstanding at Feb. 28, 2004	1,918,063	$21.19

Options exercisable at:
March 2, 2002	1,279,213	$19.04
March 1, 2003	1,263,939	$19.15
Feb. 28, 2004	1,290,116	$19.86

        For options outstanding at Feb. 28, 2004, the range of exercise price per share was $11.84 to $29.28, and the average remaining contractual life was 5.7 years.

Note 16:    Retirement Plans

Defined Benefit Pension Plans and Other Post-Retirement Benefits

        We maintain defined benefit pension plans that cover substantially all employees. Benefits are based primarily on years of credited service and average compensation or stated amounts for each year of service. These plans are generally funded by contributions to tax-exempt trusts in amounts sufficient to provide assets to cover the plans' obligations. Plan assets consist principally of listed equity securities, fixed income securities and cash equivalents.

        We also provide post-retirement health and life insurance benefits for retirees who meet minimum age and service requirements. Life insurance benefits are funded on a pay-as-you-go basis through an insurance company. Health-care benefits are provided under a self-insured program administered by an insurance company.

        We use a December 31 measurement date for our pension and other post-retirement benefit plans. Summaries related to the changes in benefit obligations and plan assets, and to the funded status of the plans are as follows:

	Pension Benefits				Post-Retirement Benefits
	U.S.		Canada
	2004	2003	2004	2003	2004	2003
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$139,048	$145,743	$72,482	$61,792	$16,744	$15,183
Service cost	1,792	2,387	1,491	1,059	311	234
Interest cost	8,594	9,257	5,163	4,249	1,124	1,066
Plan participants' contributions	—	—	775	669	1,086	863
Amendments	23	15	—	1,472	104	—
Plan expenses	—	—	—	(511)	—	—
Actuarial loss	13,523	6,621	2,895	3,245	3,311	1,625
Benefits payments	(16,625)	(12,477)	(4,974)	(4,264)	(2,751)	(2,690)
Curtailments	(214)	(2,021)	—	—	—	—
Settlements	—	(10,477)	—	—	—	—
Foreign exchange adjustment	—	—	8,652	4,771	934	463

Benefit obligation at end of year	$146,141	$139,048	$86,484	$72,482	$20,863	$16,744

Change in plan assets
Fair value of plan assets at beginning of year	$131,119	$185,963	$76,224	$75,126	$—	$—
Actual return on plan assets	29,922	(29,929)	10,552	(2,934)	—	—
Employer contribution	1,454	1,352	965	2,847	1,665	1,827
Plan participants' contributions	—	—	775	669	1,086	863
Benefits payments	(16,625)	(12,477)	(4,974)	(4,264)	(2,751)	(2,690)
Plan expenses	—	—	—	(511)	—	—
Settlements	—	(13,790)	—	—	—	—
Foreign exchange adjustment	—	—	9,137	5,291	—	—

Fair value of plan assets at end of year	$145,870	$131,119	$92,679	$76,224	$—	$—

Funded status
Funded status at end of year	$(271)	$(7,929)	$6,195	$3,742	$(20,863)	$(16,744)
Unrecognized transition asset	—	—	(81)	(695)	—	—
Unrecognized prior service cost	54	56	5,808	5,774	(378)	(447)
Unrecognized net loss	43,395	50,023	19,551	17,322	8,378	4,877

Net amount recognized	$43,178	$42,150	$31,473	$26,143	$(12,863)	$(12,314)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension assets	$54,783	$53,875	$32,842	$27,318	$—	$—
Accrued benefit liability	(16,906)	(16,132)	(1,870)	(1,718)	(12,863)	(12,314)
Intangible asset	—	8	—	—	—	—
Accumulated other comprehensive loss	5,301	4,399	501	543	—	—

Net amount recognized	$43,178	$42,150	$31,473	$26,143	$(12,863)	$(12,314)

        The accumulated benefit obligation for all defined benefit pension plans was $226.8 million and $196.8 million at Dec. 31, 2003 and 2002, respectively.

	Pension Benefits						Post-Retirement Benefits
	U.S.			Canada
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in thousands)
Components of net periodic (income) cost
Service cost	$1,792	$2,387	$2,906	$1,491	$1,059	$1,023	$311	$234	$156
Interest cost	8,594	9,257	9,790	5,163	4,249	4,117	1,124	1,066	1,044
Expected return on plan assets	(12,531)	(18,520)	(19,959)	(8,040)	(7,687)	(7,241)	—	—	—
Amortization of transition asset	—	—	(873)	(667)	(614)	(620)	—	—	—
Amortization of prior service cost	21	218	593	618	446	403	(30)	(31)	(31)
Recognized actuarial (gain) loss	2,756	163	(2,274)	198	17	15	280	192	57

Net periodic (income) cost	632	(6,495)	(9,817)	(1,237)	(2,530)	(2,303)	1,685	1,461	1,226
Curtailment (gain) loss	(206)	346	—	—	—	—	—	—	—
Settlement loss	—	4,870	—	—	—	—	—	—	—

Net periodic (income) cost after curtailments and settlements	$426	$(1,279)	$(9,817)	$(1,237)	$(2,530)	$(2,303)	$1,685	$1,461	$1,226

        The assumptions used in the determination of the pension benefits and post-retirement benefits at the end of the year are as follow:

	Pension Benefits				Post-Retirement Benefits
	U.S.		Canada
	2004	2003	2004	2003	2004	2003
Discount rate	5.75%	6.25%	6.50%	6.75%	6.37%	6.36%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

        The assumptions used in the determination of expense for the pension benefits and post-retirement benefits are as follow:

	Pension Benefits						Post-Retirement Benefits
	U.S.			Canada
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in thousands)
Discount rate	6.25%	6.75%	7.25%	6.75%	6.95%	7.10%	6.36%	6.82%	7.19%
Return on plan assets	9.00%	10.25%	10.25%	9.00%	10.25%	10.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	N/A	N/A	N/A

        The expected rate of return for both the U.S. and Canadian pension plans represents the average rate of return to be earned on plan assets over the period the benefit obligations are to be paid. In developing the expected rate of return, we consider long-term compound annualized returns of historical market data as well as actual returns on plan assets, and apply adjustments that reflect more recent capital market experience and expectations. Using this reference information, we develop forward looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. The expected portfolio performance reflects the contribution of active management, as appropriate. As a result of this analysis, the expected rate of return on plan assets for fiscal year 2005 will remain at 9.00%.

        The following table presents the weighted average asset allocation and the respective target allocation by asset category for the pension benefit plans:

	Pension Benefits
	U.S.			Canada
		% of Plan Assets			% of Plan Assets
	Target Allocation			Target Allocation
		2004	2003		2004	2003
Asset class
Equity securities	58%-78%	74%	71%	60%	61%	59%
Debt securities	22%-42%	26%	29%	40%	39%	41%

Total	100%	100%	100%	100%	100%	100%

        The Finance and Benefit Investment Committee of the Board of Directors establish investment policies and guidelines for plan assets in the U.S. and Canada. The investment strategy and investment allocation are determined based on the following objectives; (1) to provide long-term growth of principal without undue exposure to risk; (2) to minimize the need for cash contributions to the plan; and (3) to minimize and stabilize reported pension expense.

        Pension funding includes both contributions to our funded pension plans and benefit payments under unfunded plans. We expect that pension funding in fiscal 2005 will be approximately $3.5 million. In addition, we expect that funding to other post-retirement benefit plans in fiscal 2005 will be approximately $1.7 million.

        In fiscal 1998, we eliminated subsidized retiree medical coverage for most active employees in the United States. In addition, we limited the increase in future company contributions to 4% for those retirees in the United States that continue to get subsidized coverage. During fiscal 2004, we entered into a collective bargaining agreement with union-represented employees at our manufacturing facility in Toledo, Ohio. Under the terms of the agreement, we will subsidize retiree medical coverage for union-represented employees at the Toledo facility that were hired on January, 27, 2003, which is the date we obtained the facility from General Mills as part of a business acquisition. For this employee group, our current health care cost trend rate is 10%, which is expected to decrease over the next 6 years to 4% and then remain at that level. For our Canadian plans, the increases in company contributions to salaried and non-union hourly employees are limited to the increase in the consumer price index. Accordingly, our health-care cost trend rate in Canada is 2%. For union-represented employees in Canada, our health care cost trend rate was assumed to start at 9% and then gradually reduce over a period of ten years to an ultimate rate of 4%.

        Assumed health-care cost trends could have an effect on the amounts reported for the health-care plans. The effects of a 1-percentage-point change in the assumed health-care cost trends are as follows:

	1-Percentage-Point
	Increase	Decrease
	(in thousands)
Total of service and interest cost	$143	$(113)
Accumulated post-retirement benefit obligation	1,411	(1,141)

        Our funded pension plans all had plan assets that exceeded accumulated benefit obligations at the end of fiscal year 2004 and 2003. The following information pertains to our unfunded pension plans:

	Pension Benefits
	U.S.		Canada
	2004	2003	2004	2003
	(in thousands)
Accumulated benefit obligation	$16,906	$16,132	$1,870	$1,588
Plan assets	—	—	—	—
Projected benefit obligation	$17,144	$16,448	$1,870	$1,588
Plan assets	—	—	—	—

        The minimum liability recorded for pension plans where the accumulated benefit obligation exceeded the fair market value of assets is as follows:

	Pension Benefits
	U.S.		Canada
	2004	2003	2004	2003
	(in thousands)
Minimum liability recognized in comprehensive loss	$(5,301)	$(4,399)	$(501)	$(543)
Tax benefit	2,064	1,719	177	145

Minimum liability recognized in comprehensive loss, net of tax	$(3,237)	$(2,680)	$(324)	$(398)

Defined Contribution Plans

        Defined contribution plans cover substantially all salaried, sales and certain hourly employees in the United States and Canada. We make matching contributions to participating employees' contributions subject to certain limitations. Employer contributions, which are invested in shares of our common stock, were $1.2 million in fiscal 2004, $1.8 million in fiscal 2003 and $2.3 million in fiscal 2002.

Note 17:    Multifoods' Business Segments

        We manage the company through three operating segments: U.S. Consumer Products, Foodservice Products and Canadian Foods. Our organizational structure is the basis for reporting business results to management and the segment data presented in this Note. We formed the U.S. Consumer Products business segment in fiscal 2002 as a result of our acquisition of certain retail brands from Pillsbury and General Mills.

        U.S. Consumer Products manufactures, markets and sells leading branded consumer foods in the United States. Brands include Pillsbury and Martha White desserts and baking mixes; Hungry Jack potatoes, pancake mixes and syrup; Farmhouse rice and pasta side dishes; Pet evaporated milk; and Softasilk, Robin Hood, La Piña and Red Band flour.

        Foodservice Products manufactures, markets and sells baking mixes and frozen batters, doughs and desserts to foodservice operators and retail, wholesale and in-store bakeries, primarily in the United States.

        Canadian Foods is a leading manufacturer and marketer of food products in Canada. The company's consumer brands include Robin Hood flour and baking mixes; Bick's condiments; and Red River and Old Mill cereals. We also are a leading provider of flour, baking mixes and condiments to foodservice operators and other commercial customers.

        We do not allocate interest expense, income taxes or certain corporate expenses to our business segments. The following tables set forth information by business segment:

	Net Sales	Operating Costs	Unusual Items	Operating Earnings
	(in millions)
2004:
U.S. Consumer Products	$388.6	$(335.5)	$—	$53.1
Foodservice Products	202.5	(201.9)	(2.5)	(1.9)
Canadian Foods	316.9	(298.7)	(2.8)	15.4
Corporate	—	(13.3)	(3.1)	(16.4)

Total	$908.0	$(849.4)	$(8.4)	$50.2

2003:
U.S. Consumer Products	$413.0	$(356.6)	$—	$56.4
Foodservice Products	228.6	(222.4)	—	6.2
Canadian Foods	297.7	(275.6)	—	22.1
Corporate	—	(11.5)	—	(11.5)

Total	$939.3	$(866.1)	$—	$73.2

2002:
U.S. Consumer Products	$109.7	$(97.4)	$—	$12.3
Foodservice Products	215.8	(210.8)	(0.9)	4.1
Canadian Foods	272.4	(249.5)	1.5	24.4
Corporate	—	(10.9)	(0.3)	(11.2)

Total	$597.9	$(568.6)	$0.3	$29.6

	2004			2003			2002
	Capital Expenditures	Depreciation and Amortization	Assets	Capital Expenditures	Depreciation and Amortization	Assets	Capital Expenditures	Depreciation and Amortization	Assets
	(in millions)
U.S. Consumer Products	$19.0	$5.8	$349.4	$7.4	$2.1	$322.5	$1.3	$0.8	$284.3
Foodservice Products	4.6	6.3	106.1	7.7	5.8	124.7	7.6	5.2	126.0
Canadian Foods	11.4	9.6	229.9	17.7	6.4	214.1	14.7	7.1	172.1
Corporate	0.5	0.3	98.9	0.2	0.3	105.0	0.2	0.2	133.1

Total continuing operations	35.5	22.0	784.3	33.0	14.6	766.3	23.8	13.3	715.5
Discontinued Operations	—	—	—	1.6	5.0	—	5.5	14.3	409.2

Total	$35.5	$22.0	$784.3	$34.6	$19.6	$766.3	$29.3	$27.6	$1,124.7

        Corporate assets include cash and cash equivalents, U.S. prepaid pension assets, and current and deferred income tax assets.

Note 18:    Subsequent Events

        On March 7, 2004, we entered into an agreement to be acquired by The J.M. Smucker Company. Under the terms of the agreement, each outstanding share of Multifoods stock will be converted into the right to receive (i) the number of J.M. Smucker common shares that is equal to $20 in value based on the average closing price of J.M. Smucker for the 20 consecutive trading days ending on the trading day immediately preceding the closing date, and (ii) $5 in cash. Completion of the transaction is subject to approval by J.M. Smucker and Multifoods shareholders and customary regulatory approvals. The transaction is expected to close by the end of June 2004.

        On March 19, 2004, we were notified that the Company, its directors and a former officer have been named as defendants in a lawsuit, filed in response to the public announcement of our sale agreement with J.M. Smucker. The complaint, brought by the International Union of Operating Engineers, Local 132 Pension Plan, was filed in Hennepin County, Minnesota District Court. The plaintiff alleges, among other things, that the individual named defendants breached their fiduciary duties in connection with our decision to enter into the agreement. The plaintiff seeks declaratory and equitable relief, including an order enjoining consummation of the merger. We believe that the allegations are without merit and intend to vigorously defend ourselves against the lawsuit.

Note 19:    Quarterly Summary (unaudited)

	Net Sales	Operating Costs	Unusual Items	Operating Earnings
	(in millions)
First Quarter—2004
U.S. Consumer Products	$83.2	$(76.6)	$—	$6.6
Foodservice Products	55.4	(54.5)	(1.0)	(0.1)
Canadian Foods	75.3	(71.7)	(2.5)	1.1
Corporate	—	(3.3)	—	(3.3)

Total	$213.9	$(206.1)	$(3.5)	$4.3

First Quarter—2003
U.S. Consumer Products	$86.0	$(75.5)	$—	$10.5
Foodservice Products	58.3	(56.7)	—	1.6
Canadian Foods	66.1	(62.3)	—	3.8
Corporate	—	(4.1)	—	(4.1)

Total	$210.4	$(198.6)	$—	$11.8

Second Quarter—2004
U.S. Consumer Products	$80.1	$(68.8)	$—	$11.3
Foodservice Products	50.0	(49.4)	(0.9)	(0.3)
Canadian Foods	78.3	(74.6)	—	3.7
Corporate	—	(3.3)	—	(3.3)

Total	$208.4	$(196.1)	$(0.9)	$11.4

Second Quarter—2003
U.S. Consumer Products	$79.9	$(69.6)	$—	$10.3
Foodservice Products	58.3	(56.9)	—	1.4
Canadian Foods	71.9	(66.6)	—	5.3
Corporate	—	(3.7)	—	(3.7)

Total	$210.1	$(196.8)	$—	$13.3

Third Quarter—2004
U.S. Consumer Products	$133.2	$(109.3)	$—	$23.9
Foodservice Products	53.4	(52.8)	(0.3)	0.3
Canadian Foods	87.1	(80.7)	—	6.4
Corporate	—	(3.6)	(0.8)	(4.4)

Total	$273.7	$(246.4)	$(1.1)	$26.2

Third Quarter—2003
U.S. Consumer Products	$151.8	$(128.5)	$—	$23.3
Foodservice Products	59.4	(57.8)	—	1.6
Canadian Foods	90.0	(81.1)	—	8.9
Corporate	—	(2.4)	—	(2.4)

Total	$301.2	$(269.8)	$—	$31.4

Fourth Quarter—2004
U.S. Consumer Products	$92.1	$(80.8)	$—	$11.3
Foodservice Products	43.7	(45.2)	(0.3)	(1.8)
Canadian Foods	76.2	(71.7)	(0.3)	4.2
Corporate	—	(3.1)	(2.3)	(5.4)

Total	$212.0	$(200.8)	$(2.9)	$8.3

Fourth Quarter—2003
U.S. Consumer Products	$95.3	$(83.0)	$—	$12.3
Foodservice Products	52.6	(51.0)	—	1.6
Canadian Foods	69.7	(65.6)	—	4.1
Corporate	—	(1.3)	—	(1.3)

Total	$217.6	$(200.9)	$—	$16.7

Note 19:    Quarterly Summary (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except per share data)
Gross profit	$35.6	$41.9	$38.2	$41.6	$57.8	$65.2	$36.9	$35.3	$168.5	$184.0
Earnings (loss) from continuing operations	(0.3)	3.3	0.9	4.3	14.2	12.8	2.7	7.3	17.5	27.7
Earnings (loss) from discontinued operations	—	(39.7)	—	(32.4)	—	(2.2)	—	0.6	—	(73.7)

Net earnings (loss)	(0.3)	(36.4)	0.9	(28.1)	14.2	10.6	2.7	7.9	17.5	(46.0)
Basic earnings (loss) per share of common stock(a):
Continuing operations	(0.02)	0.17	0.05	0.23	0.74	0.67	0.14	0.38	0.91	1.45
Discontinued operations	—	(2.08)	—	(1.70)	—	(0.12)	—	0.03	—	(3.86)

Total	(0.02)	(1.91)	0.05	(1.47)	0.74	0.55	0.14	0.41	0.91	(2.41)
Diluted earnings (loss) per share of common stock (a):
Continuing operations	(0.02)	0.17	0.05	0.22	0.73	0.66	0.14	0.38	0.90	1.43
Discontinued operations	—	(2.04)	—	(1.66)	—	(0.11)	—	0.02	—	(3.80)

Total	(0.02)	(1.87)	0.05	(1.44)	0.73	0.55	0.14	0.40	0.90	(2.37)
Market price of common stock:
Close	20.20	26.49	25.01	20.85	17.82	19.98	19.48	19.70	19.48	19.70
High	20.53	28.92	25.55	28.23	26.33	21.85	20.30	23.60	26.33	28.92
Low	16.75	21.00	20.20	20.75	17.10	17.37	15.60	19.01	15.60	17.37

(a)
Earnings (loss) per share are computed independently for each period presented. As a result, the sum of the quarterly earnings (loss) per share does not equal the total computed for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures

        At the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the period covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Composition of Board and Term of Office

        The Board of Directors of Multifoods is composed of eight members divided into three classes. Generally, the members of each class are elected to serve three-year terms with the term of office of each class ending in successive years. Isaiah "Ike" Harris, Jr., Joseph G. Parham, Jr. and Dolph W. von Arx are Class I directors whose terms expire in 2004. Claire L. Arnold and James M. Jenness are Class II directors whose terms expire in 2005. Gary E. Costley, J. David Pierson and Nicholas L. Reding are Class III directors whose terms expire in 2006. Mr. Harris and Mr. Parham were elected by the Board of Directors on September 18, 2002. All of the other directors were elected to the Board of Directors by the stockholders. The Board of Directors has determined that each member of the Board, other than Dr. Costley, is an "independent director" as defined under both the listing standards of the New York Stock Exchange and Multifoods' Bylaws. An executive session is scheduled at each regularly scheduled meeting of the Board of Directors at which outside directors have an opportunity to meet among themselves. The Board of Directors has not adopted a lead director concept. At executive sessions and in other instances where the outside directors meet without the Chairman of the Board, the Chair of the Nominating Committee and Corporate Governance Committee chairs the meetings.

Biographical Information of Directors

Name	Age	Biographical Information
Claire L. Arnold	57	Director since 1997. Ms. Arnold is currently Chief Executive Officer of Leapfrog Services, Inc. (computer technology outsourcing services), which office she has held since June 1998. Ms. Arnold was a private investor from June 1994 to June 1998. Ms. Arnold served as President and Chief Executive Officer of Nicotiana Enterprises, Inc., a family holding company holding stock in NCC L.P., a major distributor of grocery, tobacco, confection, health and beauty, and allied products to retail stores, from August 1979 to April 1994. Ms. Arnold was Chief Executive Officer of NCC L.P. from August 1979 to June 1994 and was also its Chairman from August 1979 to November 1992. Ms. Arnold is a director of Ruby Tuesday, Inc. and Schweitzer-Mauduit International, Inc.
Gary E. Costley, Ph.D.	60
		Director since 1997. Dr. Costley is Chairman of the Board, President and Chief Executive Officer of Multifoods, which office he has held since January 1997, except for a period from November 2001 to November 2003 when Dr. Costley was the Chairman of the Board and Chief Executive Officer of Multifoods. From May 1995 to December 1996, Dr. Costley served as dean of the Babcock Graduate School of Management at Wake Forest University. Prior to July 1994, Dr. Costley was an Executive Vice President of Kellogg Company and President, Kellogg North America. Dr. Costley is a director of Pharmacopeia, Inc. and Principal Financial Group, Inc.
Isaiah "Ike" Harris, Jr.	51
		Director since 2002. Mr. Harris is President, BellSouth Enterprises (telecommunications), which office he has held since January 2004. From September 2000 to December 2003, Mr. Harris was President, Consumer Services, for Bell South Corporation and from January 2000 to September 2000, Mr. Harris was Corporate Vice President, Finance, for BellSouth Corporation. Prior to January 2000, he served as Vice President and Chief Financial Officer for BellSouth Telecommunications, Inc., beginning in 1997. From 1987 to 1997, he held various positions with SuperValu Inc., including Vice President and Controller. Before joining SuperValu, Mr. Harris, a Certified Public Accountant, spent 13 years with Peat Marwick Main & Co.

James M. Jenness	57
		Director since 2001. Mr. Jenness is Chief Executive Officer of Integrated Merchandising Systems LLC (outsource management of retail promotion and branded merchandising), which position he has held since April 1997. From July 1996 until April 1997, Mr. Jenness served as Vice Chairman and Chief Operating Officer of the Leo Burnett Company and, before that, as Global Vice Chairman North America and Latin America from February 1993 to July 1996. Mr. Jenness is also a director of Kellogg Company.
Joseph G. Parham, Jr.	54
		Director since 2002. Mr. Parham is Senior Vice President of Human Resources for Acuity Brands, Inc. (manufacturer of lighting fixtures and specialty chemicals), which position he has held since December 2001. From May 2000 to November 2001, Mr. Parham served as the Senior Vice President of Human Resources for National Service Industries, Inc. From 1999 to 2000, he served as President and Chief Operating Officer of the Polaroid Eyewear Division of Polaroid Corporation, and from 1994 to 1999, he served as Senior Vice President, Human Resources, of Polaroid Corporation.
J. David Pierson	57
		Director since 2002. Mr. Pierson is Chairman, Chief Executive Officer and President of CPI Corp. (North American portrait studio operator), which position he has held since February 2002. From March 2001 to February 2002, Mr. Pierson was Chairman and Chief Executive Officer of CPI. From 1996 to 2001, Mr. Pierson served as President, Cole Licensed Brands, a division of Cole National Corporation. Prior to that time, he held a variety of executive positions with Cole Licensed Brands, including General Manager, Vice President, Operations and Manufacturing and Vice President, Operations.
Nicholas L. Reding	69
		Director since 1988. Mr. Reding is former Vice Chairman of the Board of Monsanto Company (food, agriculture and pharmaceuticals), which office he held from January 1993 to December 1998. Mr. Reding is currently Chairman of the Board of Directors of both The Nidus Center for Scientific Enterprise and the Keystone Center. Mr. Reding is a director of Meredith Corporation.
Dolph W. von Arx	69
		Director since 1997. Mr. von Arx is former Chairman of the Board of Isolux Corporation (fiber optic cable for medical and surgical applications), which office he held from November 1998 to February 2001. Mr. von Arx was Chairman of the Board of Morrison Restaurants, Inc. from March 1996 to June 1998. Prior to his retirement in 1991, Mr. von Arx was Chairman of the Board, President and Chief Executive Officer of Planters Lifesavers Company, an affiliate of RJR Nabisco, Inc. Mr. von Arx is a director of Cree, Inc., and Ruby Tuesday, Inc.

Audit Committee of the Board of Directors

        The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Isaiah "Ike" Harris, Jr. (Chair), Claire L. Arnold, James M. Jenness and J. David Pierson. The Board of Directors has determined that Mr. Harris and Mr. Pierson are each an "audit committee financial expert" as defined under the rules of the Securities and Exchange Commission and that Mr. Harris, Mr. Pierson and each other member of the Audit Committee is independent as defined under both the listing standards of the New York Stock Exchange and Multifoods' Bylaws.

Executive Officers of Multifoods

        The following sets forth the name, age and business experience for at least the past five years of each of our executive officers as of April 16, 2004. Unless otherwise noted, the positions described are positions with Multifoods or its subsidiaries.

Name	Age	Positions Held	Period
Gary E. Costley	60	Chairman of the Board, President and Chief Executive Officer	1997 to November 2001 and March 2004 to present
		Chairman of the Board and Chief Executive Officer	November 2001 to February 2004
Frank W. Bonvino	62	Senior Vice President, General Counsel and Secretary	November 2001 to present
		Vice President, General Counsel and Secretary	1992 to 2001
John E. Byom	50	Senior Vice President Finance and Chief Financial Officer	January 2003 to present
		Vice President—Finance and Chief Financial Officer	2001 to 2002
		President, U.S. Foods	1999 to 2000
		Vice President—Finance, North America Foods	1995 to 1999
Randall W. Cochran	50	Vice President, Supply Chain	January 2002 to present
		Vice President, Manufacturing Effectiveness, the Kellogg Company (food manufacturer)	2000-2001
		Vice President, Supply Chain, the Kellogg Company—Latin America	1998-2000
Ralph P. Hargrow	52	Senior Vice President, Human Resources, Administration, Research, Development and Quality	June, 2003 to present
		Senior Vice President, Human Resources and Administration	January 2003 to June, 2003
		Vice President, Human Resources and Administration	2000 to 2002
		Vice President, Human Resources	1999 to 2000

Martin Jamieson	44	Vice President and President, Robin Hood Multifoods Corporation	September 2002 to present
		Vice President, North America Integration and Planning, General Mills, Inc. (food manufacturer)	2001 to 2002
		President, Pillsbury Canada Ltd. (food manufacturer)	1998 to 2001
Dennis R. Johnson	52	Vice President and Controller	September 2002 to present
		Vice President and Controller, and Vice President—Finance and Chief Financial Officer, Multifoods Distribution Group	2000 to 2002
		Vice President and Controller	1995 to 2000
Gregory J. Keup	45	Vice President and Treasurer	March 2000 to present
		Assistant Treasurer	1996 to 2000
Jill W. Schmidt	45	Vice President, Communications and Investor Relations	March 2000 to present
		Vice President, Communications	1997 to 2000
James H. White	39	Vice President and President, U.S. Consumer Products	November 2001 to present
		Category Vice President, The Pillsbury Company (food manufacturer)	1999-2001
		Business Vice President, The Pillsbury Company	1998-1999

        The executive officers of Multifoods are elected annually by the Board of Directors with the exception of the Presidents of our business units, who hold appointed offices.

Section 16(a) Beneficial Ownership Reporting Compliance

        To Multifoods' knowledge, based solely on Multifoods' records and written representations from Multifoods' executive officers and directors, Multifoods believes that, during the fiscal year ended February 28, 2004, each of its executive officers and directors has filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act of 1934.

Codes of Business Conduct and Ethics

        All of our employees and directors are bound by our Code of Business Conduct and Ethics. In addition, our Chief Executive Officer and all senior financial officers, including our Chief Financial Officer and our Principal Accounting Officer (the "Officers") are required to abide by our Code of Ethics for CEO and Senior Financial Officers. Both our Code of Business Conduct and Ethics and our Code of Ethics for CEO and Senior Financial Officers (collectively, the "Codes of Ethics") are published in the "Investor Relations" section of our web site at http:/ /www.multifoods.com and printed copies can be obtained by sending a written request to Investor Relations at International Multifoods Corporation, 110 Cheshire Lane, Minnetonka, MN 55305-1060. We intend to disclose future amendments to, or waivers from, certain provisions of these Codes of Ethics for Officers on our web site within two business days following the date of such amendment or waiver.

Item 11. Executive Compensation.

Summary Compensation Table

        The following table sets forth the cash compensation and certain other components of compensation for the last three fiscal years of the Chief Executive Officer of Multifoods and the four other most highly compensated executive officers of Multifoods.

		Annual Compensation							Long Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation			Restricted Stock Awards(3)			Securities Underlying Options(#)	All Other Compensation(10)
Gary E. Costley, Ph.D. Chairman, President and Chief Executive Officer	2004 2003 2002	$ $ $	770,000 737,917 715,000	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	605,555 601,700 631,500	(4)(5) (6) (8)	46,000 42,000 48,000	$ $ $	23,742 25,827 28,585
Dan C. Swander President and Chief Operating Officer(1)	2004 2003 2002	$ $ $	500,000 500,000 151,600	$ $ $	0 0 0	$ $ $	0 127,167 0	(2)	$ $ $	0 0 553,250	(9)	0 0 125,000	$ $ $	519,455 5,833 0	(11)
John E. Byom Senior Vice President, Finance, and Chief Financial Officer	2004 2003 2002	$ $ $	332,500 300,000 282,292	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	131,442 116,238 178,925	(4) (6) (8)	10,500 9,000 12,500	$ $ $	11,912 10,500 11,675
Frank W. Bonvino Senior Vice President, General Counsel and Secretary	2004 2003 2002	$ $ $	321,250 315,000 297,292	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	155,249 116,238 210,500	(4)(5) (6) (8)	11,000 9,000 15,000	$ $ $	11,519 11,025 11,363
Ralph P. Hargrow Senior Vice President, Human Resources, Administration, Research, Development & Quality	2004 2003 2002	$ $ $	297,917 268,333 255,000	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	133,748 119,241 178,925	(4) (6)(7) (8)	11,000 9,000 12,500	$ $ $	10,771 9,392 10,175

(1)
Mr. Swander went on a leave of absence and ceased to be an executive officer of Multifoods effective February 28, 2004. See the discussion of Mr. Swander's leave of absence agreement with Multifoods below under the heading "Employment Agreements."

(2)
The amount includes certain relocation expenses in connection with Mr. Swander's relocation from California to Minnesota, including $82,736 as tax reimbursement paid to Mr. Swander related to closing costs on the sale of his house. The amount does not include payments made pursuant to Multifoods' standard relocation policy.

(3)
The value of each restricted stock and restricted stock unit award was determined by multiplying the closing market price of Multifoods' Common Stock on the date of grant by the number of shares awarded. As of February 28, 2004, the number and value (based on the closing market price of Multifoods' Common Stock on February 27, 2004) of the aggregated restricted stock and restricted stock unit holdings of each of the named executive officers were as follows: 91,332 shares ($1,779,147) by Dr. Costley, 15,000 shares ($292,200) by Mr. Swander, 18,450 shares ($359,406) by Mr. Byom, 21,392 shares ($416,716) by Mr. Bonvino and 18,675 shares ($363,789) by Mr. Hargrow. Dividends are paid on the shares of restricted stock at the same rate as paid to all stockholders, but the executive officer is not entitled to receive such dividends unless and until the related shares vest. Dividends are not paid on the restricted stock units.

(4)
Restricted stock units were awarded to the executive officers by the Compensation Committee on June 20, 2003. The number of units awarded were as follows: 25,000 units to Dr. Costley, 5,700 units to Mr. Byom, 5,800 units to Mr. Bonvino and 5,800 units to Mr. Hargrow. These units vest in three years subject to the executive officer's continued employment with Multifoods during the 3-year period. The units also vest in the event of a change of control of Multifoods. Upon vesting of the restricted stock units, the executive officer will be issued a like number of shares of Common Stock of Multifoods, subject to Multifoods' right to pay the executive officer cash in lieu of all or part of the Common Stock.

(5)
The shares of restricted stock were awarded to the executive officer by the Compensation Committee on February 9, 2004, in recognition of his achievement toward his individual stock ownership target under Multifoods' management stock ownership program. In addition, Mr. Bonvino was awarded shares of restricted stock in recognition of his performance during the prior calendar year. The total number of shares awarded were as follows: 1,500 shares to Dr. Costley and 1,110 shares to Mr. Bonvino. Dr. Costley's and Mr. Bonvino's shares vest on February 9, 2007, subject to the continued employment of the executive officer. The shares also vest in the event of a change of control of Multifoods.

(6)
Restricted stock units were awarded to the executive officers by the Compensation Committee on June 20, 2002. The number of units awarded were as follows: 22,000 units to Dr. Costley, 4,250 units to Mr. Byom, 4,250 units to Mr. Bonvino and 4,250 units to Mr. Hargrow. These units vest in three years subject to the executive officer's continued employment with Multifoods during the 3-year period. The units also vest in the event of a change of control of Multifoods. Upon vesting of the restricted stock units, the executive officer will be issued a like number of shares of Common Stock of Multifoods, subject to Multifoods' right to pay the executive officer cash in lieu of all or part of the Common Stock.

(7)
125 shares of restricted stock were awarded to Mr. Hargrow by the Compensation Committee on March 27, 2002, in recognition of his achievement toward his individual stock ownership target under Multifoods' management stock ownership program. Mr. Hargrow's shares vest on March 27, 2005, subject to his continued employment. The shares also vest in the event of a change of control of Multifoods.

(8)
Restricted stock units were awarded to the executive officers by the Compensation Committee on July 2, 2001. The number of units awarded were as follows: 30,000 units to Dr. Costley, 8,500 units to Mr. Byom, 10,000 units to Mr. Bonvino and 8,500 units to Mr. Hargrow. These units vest in three years subject to the executive officer's continued employment with Multifoods during the 3-year period. The units also vest in the event of a change of control of Multifoods. Upon vesting of the restricted stock units, the executive officer will be issued a like number of shares of Common Stock of Multifoods, subject to Multifoods' right to pay the executive officer cash in lieu of all or part of the Common Stock.

(9)
Multifoods awarded Mr. Swander 25,000 shares of restricted stock in connection with his employment with Multifoods. The shares vested or will vest in five annual installments of 5,000 shares on November 13 of each year from 2002 through 2006, subject to the continued employment of Mr. Swander. These shares also vest in the event of a change of control of Multifoods.

(10)
Except as otherwise noted, the amounts reported represent Multifoods' matching contributions to the Savings Plan and Multifoods' Supplemental Deferred Compensation Plan.

(11)
The amount includes a $500,000 severance payment made to Mr. Swander in connection with his leave of absence agreement.

Stock Options

        The following tables summarize stock option grants to and exercises by the executive officers named in the Summary Compensation Table above during Multifoods' fiscal year 2004 and the value of stock options held by such officers at the end of fiscal year 2004.

Option Grants in Fiscal Year 2004

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise or Base Price ($/Share)	Expiration Date
					5%	10%
Gary E. Costley, Ph.D.	46,000	20.49%	$23.20	06/19/13	$671,151	$1,700,842
Dan C. Swander	0	0.00%	—	—	$0	$0
John E. Byom	10,500	4.68%	$23.20	06/19/13	$153,198	$388,236
Frank W. Bonvino	11,000	4.90%	$23.20	06/19/13	$160,493	$406,723
Ralph P. Hargrow	11,000	4.90%	$23.20	06/19/13	$160,493	$406,723

(1)
The options were granted on June 20, 2003, have an exercise price equal to the market price of Multifoods' Common Stock on the date of grant and become exercisable over a three year period in equal annual installments. The options also become exercisable in the event of a change in control of Multifoods.

Aggregated Option Exercises in Fiscal Year 2004 and Fiscal Year End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gary E. Costley, Ph.D.	0	$0	402,250	208,750	$989,813	$32,313
Dan C. Swander	0	$0	50,000	75,000	$0	$0
John E. Byom	0	$0	48,134	20,667	$244,528	$0
Frank W. Bonvino	0	$0	89,500	46,000	$238,269	$0
Ralph P. Hargrow	0	$0	71,334	21,167	$229,088	$0

(1)
The value was determined by subtracting the exercise price per share from the closing market price per share of Multifoods' Common Stock on February 27, 2004.

Pension Equity Plan and Management Benefit Plan

        Multifoods maintains the Multifoods Pension Equity Plan (the "Pension Plan") for salaried and certain other employees of Multifoods and its subsidiaries who have completed one year of service with Multifoods or a subsidiary of Multifoods. The Pension Plan is a tax qualified defined benefit pension plan that provides for lump sum payments upon termination of employment. In lieu of a single lump sum payment, an employee may elect to receive immediate or deferred monthly payments for life. An employee's pension benefits are based on years of service with Multifoods and the employee's average base pay for the three consecutive calendar years in which the employee's base pay was the highest during the last ten full calendar years prior to termination of employment (the "Final Average Pay"). Base pay does not include bonuses and other additional compensation. In addition, the amount of base pay covered by the Pension Plan is limited by requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). An employee becomes vested in his or her benefits under the Pension Plan after four years of service or when he or she attains age 65, if earlier. An employee who has completed ten years of service as of December 31, 1995 and whose age plus service as of December 31, 1995 totals 60 or more may elect to have his or her benefit calculated and paid in accordance with the provisions of the pension formula in effect as of December 31, 1995 under the Pension Plan. Effective March 1, 1998, the Pension Plan was amended to provide a supplemental pension benefit equal to $10 per month for each year of credited service measured from age 35, up to a maximum supplemental pension of $200 per month.

        Multifoods' Management Benefit Plan provides for the payment of additional amounts to certain key employees of Multifoods and its subsidiaries (including the executive officers named in the Summary Compensation Table) so that they will receive in the aggregate the benefits they would have been entitled to receive under the Pension Plan without the limitations imposed by the Internal Revenue Code or ERISA. The Management Benefit Plan was amended and restated effective January 1, 1997, and was further amended effective March 1, 1998. Participants in the Management Benefit Plan as of January 1, 1997 (referred to as "grandfathered" participants) generally are eligible to continue their participation under the terms of the Management Benefit Plan in effect prior to January 1, 1997. Grandfathered participants will receive in the aggregate the benefits they would have been entitled to receive under the Pension Plan formula in effect as of December 31, 1995 (regardless of whether such benefit is actually calculated under that formula) without the limitations imposed by the Internal Revenue Code or ERISA. Grandfathered participants in the Management Benefit Plan are also entitled to lifetime annual income upon retirement equal to 50% of the "Bonus Base." Individuals who become participants in the Management Benefit Plan on or after January 1, 1997 will receive in the aggregate the benefits they would have been entitled to receive under the Pension Plan formula in effect as of January 1, 1996 without the limitations imposed by the Internal Revenue Code or ERISA. Such individuals will not be entitled to any benefit based upon incentive bonuses. For employees who became participants in the Management Benefit Plan prior to March 1, 1990, the Bonus Base is the average of the five highest bonuses awarded to the participant under the Management Incentive Plan during the last ten years of employment by Multifoods prior to retirement. For employees who became participants in the Management Benefit Plan on or after March 1, 1990, the Bonus Base includes such bonuses awarded only while the employee is a participant in the Management Benefit Plan unless the Compensation Committee prescribes otherwise. The level of annual benefits is reduced if a grandfathered participant retires prior to age 62. For any other participant, the level of annual benefits is reduced if the participant retires prior to age 65. A participant in the Management Benefit Plan becomes vested in his or her benefits under the Management Benefit Plan upon completion of five years of service with Multifoods or when he or she attains age 65, if earlier.

        The following table shows the estimated combined annual amounts payable with respect to various classifications of earnings and years of service to participants in the Pension Plan who are not grandfathered participants in the Management Benefit Plan, and who retire at the normal retirement age of 65 and elect payment of a straight life annuity.

Pension Plan Table

	Years of Service
Remuneration	5 years	10 years	15 years	20 years	25 years	30 years	35 years
$200,000	$12,935	$23,488	$32,222	$39,203	$43,966	$47,538	$50,347
$400,000	$26,210	$47,470	$64,940	$78,774	$88,675	$96,101	$101,909
$600,000	$39,486	$71,452	$97,658	$118,344	$133,384	$144,665	$153,470
$800,000	$52,672	$95,434	$130,377	$157,914	$178,093	$193,228	$205,031
$1,000,000	$66,037	$119,416	$163,095	$197,484	$222,803	$241,791	$256,592
$1,200,000	$79,313	$143,398	$195,813	$237,054	$267,512	$290,355	$308,153

        The number of years of service under the Pension Plan for each of the executive officers named in the Summary Compensation Table is as follows: Dr. Costley—7, Mr. Swander—2, Mr. Byom—25, Mr. Bonvino—32, and Mr. Hargrow—4. Dr. Costley and Messrs. Byom and Bonvino are fully vested in the Management Benefit Plan. Dr. Costley has waived his entitlement under the Management Benefit Plan to any benefit relating to incentive bonuses. In addition, Mr. Bonvino has waived his entitlement under the Management Benefit Plan to any benefit related to incentive bonuses awarded to him with respect to any fiscal year of Multifoods ending after fiscal year 1998. Messrs. Byom and Hargrow are not grandfathered participants in the Management Benefit Plan. Dr. Costley and Mr. Bonvino are grandfathered participants under the Management Benefit Plan and, therefore, the annual benefit under the Pension Plan and the Management Benefit Plan payable to Dr. Costley and Mr. Bonvino upon retirement at the normal retirement age of 65 is estimated to be $117,938 for Dr. Costley and $190,929 for Mr. Bonvino. As a result of Mr. Swander going on leave of absence status, Mr. Swander will not be eligible for benefits under the Pension Plan or the Management Benefit Plan.

Supplemental Deferred Compensation Plan

        Multifoods maintains the Supplemental Deferred Compensation Plan (the "Deferred Compensation Plan") for certain key employees of Multifoods and its subsidiaries (including the executive officers named in the Summary Compensation Table) so that they may defer on a "non-qualified" basis the amounts they could have deferred on a "qualified" basis under ERISA but for certain tax law limits imposed on qualified deferrals. The Deferred Compensation Plan became effective on April 1, 1997. The Deferred Compensation Plan was amended and restated effective on January 1, 2004.

        Under the Deferred Compensation Plan, a participant can elect to continue deferrals on a non-qualified basis if and when the participant reaches the $13,000* (for participants less than 50 years old) or $16,000* (for participants equal to or more than 50 years old) annual deferral limit under Multifoods' Employees' Voluntary Investment and Savings Plan (the "Savings Plan"). The Savings Plan is a qualified plan under ERISA and Section 401(k) of the Internal Revenue Code. A participant can also elect to defer a percentage (between 2% and 10%) of the participant's "excess covered pay," which includes compensation in excess of $205,000* that cannot be recognized under the Savings Plan, and also includes any amount that a participant elects to defer under any other non-qualified deferred compensation arrangement maintained by Multifoods. Multifoods also provides participants with matching credits on such non-qualified deferrals equal to the additional matching contribution the participant would have received under the Savings Plan if the non-qualified deferrals had instead been made under the Savings Plan. Effective January 1, 2004, the matching credits vest immediately. A participant may receive all contributions and vested portions of the matching credits upon the participant's termination of employment with Multifoods.

*
Adjusted annually as provided by federal law.

        Under a leave of absence agreement executed by Mr. Swander, he waived and relinquished continued participation in the Deferred Compensation Plan. Mr. Swander was deemed fully vested in his account and was paid the full balance of his account under the Deferred Compensation Plan.

        During fiscal year 2004, Dr. Costley and Messrs. Swander, Byom, Bonvino and Hargrow each participated in the Deferred Compensation Plan.

Employment Agreements

        On November 1, 1996, Multifoods entered into an employment agreement with Dr. Costley pursuant to which Dr. Costley became employed as Chairman of the Board, President and Chief Executive Officer for the period from January 1, 1997 through December 31, 1999, with automatic one-year renewals thereafter unless Multifoods gives notice of termination. No such notice has been given to Dr. Costley. The agreement provides for an initial annual base salary of $600,000, an annual bonus (commencing with fiscal year 1998) if performance goals to be determined by the Compensation Committee are met, participation in Multifoods' employee benefit plans, and specified perquisites and relocation benefits. The agreement also provided for an award of two separate stock options to purchase an aggregate of 200,000 shares of Multifoods' Common Stock. On December 19, 1997, Dr. Costley's employment agreement was amended to terminate and cancel Dr. Costley's entitlement under the Management Benefit Plan to any benefit relating to incentive bonuses credited towards the non-qualified excess pension benefit under the Management Benefit Plan, effective retroactively to the first day of Dr. Costley's employment with Multifoods. On November 13, 2001, in connection with the appointment of Mr. Swander as the President and Chief Operating Officer of Multifoods, Dr. Costley's Employment Agreement with Multifoods was amended to change his title to Chairman of the Board and Chief Executive Officer of Multifoods. On February 28, 2004, in connection with Mr. Swander leaving Multifoods, Dr. Costley's Employment Agreement with Multifoods was amended to change his title to Chairman of the Board, President and Chief Executive Officer. Effective October 1, 2002, Dr. Costley's annual base salary was increased by $55,000 to $770,000.

        If Multifoods terminates Dr. Costley's employment for a reason other than "cause" (as defined in the agreement) or Dr. Costley resigns for "good reason" (as defined in the agreement), Dr. Costley will receive a severance payment to be made over an 18-month period based on 1.5 times his annual base salary and average bonuses for the three previous fiscal years. If Multifoods terminates Dr. Costley's employment following a "change of control" (as defined in the agreement) or if Dr. Costley resigns for any reason within 180 days after a change of control, Dr. Costley will receive a severance payment in installments over a three-year period in the aggregate amount of (i) three times his annual base salary as of the termination date, (ii) three times the average of his bonuses for the three previous fiscal years (or, if bonuses were paid for only two fiscal years, then such average will be calculated using the bonus paid for such two fiscal years) and (iii) either 65% of his annual base salary or his actual bonus for the previous fiscal year, whichever is greater. In the event that any payments by Multifoods to Dr. Costley are subject to an excise tax, including interest and penalties, under the Internal Revenue Code, Multifoods is obligated to reimburse Dr. Costley for such amounts.

        On December 23, 2003, Multifoods entered into a leave of absence agreement with Mr. Swander pursuant to which Mr. Swander remains an employee of Multifoods on leave of absence status, however, he will no longer be an executive officer of Multifoods. During his leave of absence, from February 28, 2004 through November 14, 2006, Mr. Swander is not eligible for any compensation from Multifoods except for a lump sum payment equal to his current base salary of $500,000, which amount has been paid to him. Mr. Swander agreed not to compete with Multifoods and not to solicit Multifoods' customers for a period ending February 28, 2005. Under the leave of absence agreement, Mr. Swander waived all right to receive any severance benefits or other payment under a severance agreement dated as of November 13, 2001 between Multifoods and Mr. Swander. He also waived all rights to (i) payment pursuant to any change of control of Multifoods, (ii) any benefits to which he may be entitled pursuant to the Management Benefit Plan and (iii) continued participation in the Supplemental Deferred Compensation Plan. Stock options and restricted stock previously granted to Mr. Swander will continue to vest during his leave of absence. Multifoods also agreed to reimburse Mr. Swander for certain relocation expenses if Mr. Swander and his family relocate to California during his leave of absence.

Severance Agreements and Change in Control Arrangements

        Multifoods is a party to severance agreements with Messrs. Byom, Bonvino and Hargrow. Multifoods was a party to a similar severance agreement with Mr. Swander that terminated effective upon Mr. Swander's execution of a leave of absence agreement with Multifoods. The two-year term of each agreement is automatically extended each year for one additional year unless Multifoods gives notice to the officer that Multifoods does not wish to extend the agreement. No such notice has been given to any executive officer. Under each agreement, Multifoods has agreed to employ the executive officer for a period of two years following a change in control of Multifoods (as defined in the agreement). Under the severance agreement for Messrs. Byom, Bonvino and Hargrow, if, during the two-year period following the change of control, the officer's employment is terminated by Multifoods for any reason other than cause, death or disability, or the officer terminates his employment for "good reason" (as defined in the agreement), Multifoods is obligated to pay to such officer, in a lump sum, the aggregate of (i) the amounts of any accrued or deferred compensation and (ii) an amount equal to 2.5 times the total of the officer's annual base salary in effect at the time of the change in control plus the average of the bonus awards paid to the officer under Multifoods' Management Incentive Plan for the three fiscal years immediately preceding the change in control, subject to increase in the event the payment or any other payments made in connection with a change in control constitute "parachute payments" under the Internal Revenue Code.

        Mr. Bonvino has an additional severance agreement with Multifoods whereby Multifoods has agreed to pay him one year's salary in the event Multifoods terminates his employment for any reason other than cause or Mr. Bonvino resigns his employment for good reason.

        Multifoods has certain other compensatory arrangements with its executive officers that will result from a change in control of Multifoods. The Management Incentive Plan provides that in the event of a change in control of Multifoods during the first six months of Multifoods' fiscal year, each participant in the Management Incentive Plan will receive an immediate cash payment equal to 100% of the target award for that fiscal year, plus 100% of the positive balance of any incentive bank maintained in the name of the participant. In the event of a change in control during the last six months of Multifoods' fiscal year, each participant will receive an immediate cash payment equal to 100% of the greater of (i) the target award for that fiscal year or (ii) the amount determined based upon the anticipated results relating to the performance objectives for that fiscal year. In addition, each participant will receive 100% of the positive balance of any incentive bank maintained in the name of the participant.

        In addition, in the event of a change in control of Multifoods, stock options outstanding under Multifoods' stock-based incentive plans that are not yet exercisable become immediately exercisable and all shares of restricted stock and restricted stock units outstanding vest in full.

        The Management Benefit Plan provides for lump sum payments to the participants in the event of a change in control of Multifoods plus an additional amount in the event the payment constitutes a "parachute payment" under the Internal Revenue Code. In addition, the Board of Directors authorized the establishment and funding of a trust for the purpose of assisting Multifoods in fulfilling its obligations to the participants in the Management Benefit Plan, which trust will become irrevocable upon the earlier of (i) a change in control of Multifoods or (ii) a favorable ruling from the Internal Revenue Service that the creation and funding of the trust does not result in constructive receipt to the participants, neither of which events has yet occurred.

        In the event of a change in control of Multifoods as of June 30, 2004, the following executive officers would be entitled to severance and other benefits under their severance agreements with Multifoods, the Management Incentive Plan, the Management Benefit Plan and the Supplemental Deferred Compensation Plan in the following approximate amounts (assuming that the executive officers become entitled to severance benefits, as described above), which include so-called "golden parachute" gross-up payments.

	Severance Amount		Management Incentive Plan	Management Benefit Plan(3)	Supplemental Deferred Compensation Plan	Gross-Up Payments	Totals
Gary E. Costley	$2,810,500		$770,000	$486,127	$552,065	$2,142,995	$6,761,687
Dan C. Swander(1)	$0		$0	$0	$0	$0	$0
John E. Byom	$825,000		$264,000	$100,347	$73,276	$471,482	$1,734,105
Frank W. Bonvino	$1,155,000	(2)	$264,000	$1,202,231	$198,874	$714,531	$3,534,636
Ralph P. Hargrow	$750,000		$240,000	$31,072	$52,303	$415,531	$1,488,906
Totals	$5,540,500		$1,538,000	$1,819,777	$876,518	$3,744,539	$13,519,334

(1)
Mr. Swander went on a leave of absence and ceased to be an executive officer of Multifoods effective February 28, 2004. See the discussion of Mr. Swander's leave of absence agreement with Multifoods above under the heading "Employment Agreements."

(2)
$330,000 of Mr. Bonvino's total $1,155,000 severance amount is pursuant to the memorandum of understanding between Mr. Bonvino and Multifoods. This $330,000 amount is payable upon termination of employment regardless of whether there is a change-in-control.

(3)
Each amount listed reflects the lump-sum payment of the estimated present value (as of June 30, 2004) of a benefit that has already vested as of April 5, 2004 or, in the case of Mr. Hargrow, will vest prior to June 30, 2004.

Compensation of Directors

        Multifoods structures director compensation to attract and retain qualified non-employee directors, and to further align the interests of those directors with the interests of stockholders by linking a portion of their compensation to stock performance. Directors who are also employees of Multifoods are not separately compensated for any services provided as a director.

        Annual Retainer and Meeting Fees.    Non-employee directors receive the following fees for their service on the Board of Directors:

Annual Retainer	$30,000 ($32,500 in case of Chair of Committee)
Fee for each Board Meeting	$1,500
Fee for each Committee Meeting	$1,250

        Directors may elect to receive all or part of the amount of their annual retainer and meeting fees in shares of restricted Common Stock or options to purchase shares of Common Stock. During the fiscal year ended February 28, 2004, each non-employee director elected to take all or part of their annual retainer and meeting fees in shares of restricted Common Stock or options to purchase shares of Common Stock. Amounts received by a director also may be deferred pursuant to Multifoods' Fee Deferral Plan for Non-Employee Directors for a minimum period of two years. Interest is paid on deferred amounts at a rate that is calculated quarterly and corresponds to Multifoods' short-term borrowing rate then in effect. None of the directors deferred compensation under such plan during the fiscal year ended February 28, 2004.

        Stock Options.    On the first business day in July of each year, each non-employee director is granted a non-qualified stock option to purchase 2,500 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of February 29, 2004 (unless otherwise noted), certain information with respect to:

  •
  all stockholders known to Multifoods to be the beneficial owners of more than 5% of Multifoods' Common Stock;

  •
  the beneficial ownership of Multifoods' Common Stock by each director, nominee and executive officer of Multifoods named in the Summary Compensation Table under Part III, Item 11 hereof; and

  •
  all directors and executive officers of Multifoods as a group.

        Unless otherwise noted, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock owned by them. As of February 29, 2004, there were 19,340,185 shares of Multifoods Common Stock outstanding.

Name	Number of Shares of Multifoods Common Stock Beneficially Owned		Percent of Outstanding Shares of Multifoods Common Stock
Capital Group International, Inc.	2,019,380	(1)	10.44%
Archer Daniels Midland Company	1,621,650	(2)	8.38%
Putnam, LLC. d/b/a Putnam Investments	1,414,857	(3)	7.32%
GAMCO Investors, Inc.	1,247,100	(4)	6.45%
Gary E. Costley, Ph.D.	474,924	(5)(6)	2.41%
Frank W. Bonvino	117,465	(5)(6)	*
Dan C. Swander	75,570	(5)(6)	*
Ralph P. Hargrow	75,518	(5)(6)	*
John E. Byom	55,345	(5)(6)	*
Nicholas L. Reding	36,406	(5)	*
Claire L. Arnold	27,268	(5)	*
Dolph W. von Arx	27,131	(5)	*
James M. Jenness	7,902	(5)	*
Joseph G. Parham, Jr.	4,050	(5)	*
Isaiah "Ike" Harris, Jr.	3,917	(5)	*
J. David Pierson	2,885	(5)	*
All Executive Officers and Directors as a Group (18 persons)	1,083,661	(7)	5.36%

*
Less than 1.0%

(1)
Capital Group International, Inc. ("CGII"), 11100 Santa Monica Boulevard, Los Angeles, CA 90025, in a joint filing with its subsidiary Capital Guardian Trust Company ("CGTC"), reported on a Schedule 13G, dated February 10, 2004, filed with the Securities and Exchange Commission, that CGII has sole voting power with respect to 1,373,280, of the shares and sole dispositive power with respect to all of the shares; and that CGTC has sole voting power with respect to 1,274,700 of the shares and sole dispositive power with respect to 1,920,800 of the shares. CGII reported that it is the holding company of a group of investment management companies, which include a "bank" as defined in Section 3(a)(6) of the Securities Exchange Act of 1934 and several investment advisors registered under Section 203 of the Investment Advisors Act of 1940, that provide investment advisory and management services for their respective clients (including registered investment companies and institutional accounts). In addition, CGII disclaims beneficial ownership of all of the shares reported on the Schedule 13G and further reported that it does not have investment power or voting power over any of the shares. CGTC disclaims beneficial ownership of all of the 1,920,800 shares reported to be beneficially owned by CGTC on the Schedule 13G. CGII and certain of its affiliates reported on an amended Schedule 13G, dated April 8, 2004, filed with the Securities Exchange Commission, that, as of March 31, 2004, the reporting persons beneficially owned 871,480 shares of Multifoods common stock.

(2)
The information was reported by Archer Daniels Midland Company, 4666 Faries Parkway, Decatur, IL 62526, on an amended Schedule 13D, dated June 4, 1993.

(3)
Putnam, LLC. d/b/a Putnam Investments ("PI"), One Post Office Square, Boston, MA 02109, in a joint filing with Marsh & McLennan Companies, Inc. ("MMC"), Putnam Investment Management, LLC ("PIM") and The Putnam Advisory Company LLC ("PAC"), reported on a Schedule 13G, dated February 9, 2004, filed with the Securities and Exchange Commission, that PI has shared voting power with respect to 581,410 of the shares and shared dispositive power with respect to all of the shares; that PIM beneficially owns, and has shared dispositive power with respect to, 710,200 of the shares; and that PAC beneficially owns, and has shared dispositive power with respect to, 704,657 of the shares and has shared voting power with respect to 581,410 of the shares. PI, MMC, PIM and PAC reported that no single person other than the person filing the Schedule 13G have an economic interest in the shares which relates to more than 5% of the class of shares. In addition, PI and MMC disclaim beneficial ownership of all of the shares reported on the Schedule 13G and further reported that neither of them have any power to vote or dispose of, or direct the voting or disposition of, any of such shares.

(4)
GAMCO Investors, Inc. ("GAMCO"), One Corporate Center, Rye, New York 10580, in a joint filing with Gabelli Funds, LLC ("Gabelli Funds"), reported on a Schedule 13D, dated December 16, 2003, filed with the Securities and Exchange Commission, that GAMCO beneficially owns and has sole dispositive power with respect to 1,127,100 of the shares and has sole voting power with respect to 979,100 of the shares; and that Gabelli Funds beneficially owns and has sole dispositive power with respect to 120,000 of the shares. GAMCO reported that it does not have the authority to vote 148,000 of the shares. Gabelli Funds reported that it has sole dispositive power and voting power with respect to the shares held by Gabelli Funds so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in the Issuer. GAMCO and certain of its affiliates reported on an amended Schedule 13D, dated March 29, 2004, filed with the Securities and Exchange Commission, that, as of March 29, 2004, the reporting persons beneficially owned 1,456,100 shares of Multifoods Common Stock.

(5)
The total number of shares beneficially owned by the following persons includes the following number of shares issuable pursuant to stock options that are currently exercisable or will be exercisable within 60 days of February 29, 2004: Dr. Costley—402,250; Mr. Bonvino—89,500; Mr. Swander—50,000; Mr. Hargrow—71,334; Mr. Byom—48,134; Mr. Reding—17,000; Ms. Arnold—21,944; Mr. von Arx—20,554; Mr. Jenness—5,000; Mr. Parham—2,858; Mr. Harris—2,500; and Mr. Pierson—2,500. Certain of these persons also beneficially own restricted stock, the shares of which are also included in the total number of shares beneficially owned.

(6)
The total number of shares beneficially owned by the following persons includes the following number of shares held in trust for the benefit of the participant under the Employees' Voluntary Investment Savings Plan of Multifoods (the "Savings Plan"): Dr. Costley—5,442, Mr. Bonvino—10,671, Mr. Swander—570; Mr. Hargrow—1,148; and Mr. Byom—6,061.

(7)
Includes 869,677 shares issuable pursuant to stock options that are currently exercisable or will be exercisable within 60 days of February 29, 2004 and 41,117 shares held in trust for the benefit of the executive officers under the Savings Plan. Certain of these persons also beneficially own restricted stock, the shares of which are also included in the total number of shares beneficially owned.

        On March 7, 2004, the Board of Directors of Multifoods approved the merger of Multifoods with and into MIX Acquisition Corporation ("MIX Acquisition"), a newly formed Delaware corporation and a direct, wholly owned subsidiary of The J.M. Smucker Company ("Smucker"), on the terms and subject to the conditions of the Agreement and Plan of Merger dated March 7, 2004 between Multifoods, Smucker and MIX Acquisition. MIX Acquisition will be the surviving company of the merger and will remain a wholly owned subsidiary of Smucker. The separate corporate existence of Multifoods will cease at the effective time of the merger. The merger is currently expected to close by the end of June 2004.

        For purposes of computing the market value of our Common Stock held by non-affiliates of Multifoods on the cover page of this Report, all executive officers and directors of Multifoods are considered to be affiliates of Multifoods. This does not represent an admission by us or any such person as to the affiliate status of such person.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,093,311	(1)	$19.34	233,716	(2)
Equity compensation plans not approved by security holders	5,302	(3)	27.75	0

Total	2,098,613		$19.36	233,716

(1)
Consists of 1,912,761 outstanding stock options and 180,550 outstanding restricted stock units.

(2)
The following numbers of shares remained available for issuance under each of our equity compensation plans at February 28, 2004. Grants under these plans may be in the form of any of the listed types of awards:

Plan	Number of Shares	Type of Award
Amended and Restated 1989 Stock-Based Incentive Plan	22,726	Stock options, restricted stock
1997 Stock-Based Incentive Plan	210,990	Stock options, restricted stock, restricted stock units, stock appreciation rights
(3)
Stock options granted to Daryl R. Schaller pursuant to Non-Qualified Stock Option Agreement dated July 1, 1998 (the "Schaller Option Agreement") in consideration for consulting services to be provided by Dr. Schaller to Multifoods. Under the terms of the Schaller Option Agreement, Dr. Schaller was granted non-qualified stock options to purchase 5,302 shares of Multifoods Common Stock at an exercise price of $27.75. The options vested on July 1, 1999 and have a term of ten years expiring June 30, 2008

Item 13. Certain Relationships and Related Transactions.

        Multifoods is a party to two supply agreements with ADM Milling Co., a wholly-owned subsidiary of Archer Daniels Midland Company ("ADM"). Archer Daniels Midland Company is a beneficial owner of more than 5% of Multifoods' Common Stock. Pursuant to the supply agreements, Multifoods has agreed to purchase from ADM Milling, and ADM Milling has agreed to manufacture and sell to Multifoods, certain minimum quantities of flour, corn meal, corn grit and mix products for use in connection with certain of Multifoods' businesses. The purchase prices paid by Multifoods for products purchased under the supply agreements are determined by application of a "cost plus yield rate" formula as defined in each supply agreement. During fiscal year 2004, Multifoods purchased approximately $64.19 million of products from ADM, including the purchase of products under the ADM Milling supply agreements. Multifoods expects the supply agreements to continue during Multifoods' 2005 fiscal year.

Item 14. Principal Accountant Fees and Services.

        KPMG LLP acts as the principal accountant for Multifoods and also provides certain audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by KPMG LLP for Multifoods subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities and Exchange Act of 1934 (the "Exchange Act"), which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more Audit Committee members when appropriate, to grant pre-approvals of audit and permitted non-audit services, provided that the decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled regular meeting.

        Except as otherwise noted, all of the services described below for fiscal year 2004 were preapproved by the Audit Committee.

        Audit Fees.    Audit fees billed or expected to be billed to Multifoods by KPMG LLP for the audit of Multifoods' financial statements and for reviews of the financial statements included in Multifoods' quarterly reports on Form 10-Q totaled $433,000 for the fiscal year ended February 28, 2004 and $570,300 for the fiscal year ended March 1, 2003.

        Audit-Related Fees.    Audit-related fees billed or expected to be billed to Multifoods by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under "Audit Fees" above totaled $40,300 for the fiscal year ended February 28, 2004 and $33,100 for the fiscal year ended March 1, 2003. These fees were for audit-related work consisting of audits of Multifoods' benefits plans and an audit in fiscal year 2004 of certain capital expenditures. Of the $40,300 of audit-related fees paid for fiscal year 2004, approximately 15% of such fees were approved by the Audit Committee pursuant to Section 2-01(c)(7)(i)(C) of Regulation S-X under the Exchange Act.

        Tax Fees.    Tax fees billed or expected to be billed to Multifoods by KPMG LLP for professional services for tax compliance, tax advice and tax planning totaled $16,700 for the fiscal year ended February 28, 2004 and $73, 200 for the fiscal year ended March 1, 2003.

        All Other Fees.    There were no fees, other than those set forth above under "Audit Fees", "Audit-Related Fees" and "Tax Fees", billed or expected to be billed to Multifoods by KPMG LLP for the last two fiscal years ended February 28, 2004 and March 1, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  Documents Filed as a Part of this Report

1.     Financial Statements.

        The following consolidated financial statements of International Multifoods Corporation and subsidiaries and the Report of Independent Auditors thereon, are included under Part II, Item 8, hereof:

Consolidated Statements of Operations—Years ended February 28, 2004, March 1, 2003 and March 2, 2002
Consolidated Balance Sheets—February 28, 2004 and March 1, 2003 Consolidated Statements of Cash Flows—Years ended
February 28, 2004, March 1, 2003 and March 2, 2002 Consolidated Statements of Shareholders' Equity—Years ended
February 28, 2004, March 1, 2003 and March 2, 2002 Notes to Consolidated Financial Statements
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
4.1
Amended and Restated Credit Agreement, dated August 8, 2003, among International Multifoods Corporation, Robin Hood Multifoods Inc., the several lenders from time to time parties thereto, U.S. Bank National Association, as U.S. Administrative Agent and Canadian Administrative Agent, and The Bank of Nova Scotia, as Canadian Funding Agent (incorporated herein by reference to Exhibit 4.1 to Multifoods' Current Report on Form 8-K dated August 11, 2003).

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
10.1
Share Rights Agreement, dated as of September 15, 2000, between International Multifoods Corporation and Wells Fargo Bank Minnesota, N.A., as Rights Agent, as amended (incorporated herein by reference to Exhibit 1 to Multifoods' Registration Statement on Form 8-A dated September 22, 2000 and Exhibit 1 to Amendment No. 1 to Registration Statement on Form 8-A/A dated March 11, 2004).
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
10.9	Supplemental Deferred Compensation Plan of International Multifoods Corporation, Amended and Restated Effective January 1, 2004.*
10.10	Amendment to Employment Agreement, dated February 28, 2004, between International Multifoods Corporation and Gary E. Costley.*
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
10.14
Amendment to Supplemental Retirement Agreement, dated March 23, 2000, between Frank W. Bonvino and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.22 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 2000).*
10.15
Severance Agreement, dated November 13, 2001, between Dan C. Swander and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.17 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 2, 2002).*
10.16
Memorandum of understanding, dated November 13, 2001, between Dan C. Swander and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.18 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 2, 2002).*
10.17	Leave of Absence Agreement dated, December 23, 2004, between International Multifoods Corporation and Dan C. Swander.*
10.18
Letter agreement, dated March 12, 2001, between James H. White and International Multifoods Corporation regarding offer of employment (incorporated herein by reference to Exhibit 10.20 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 1, 2003).*
10.19
Non-Qualified Stock Option Agreement, dated as of July 1, 1998, between International Multifoods Corporation and Daryl Schaller (incorporated herein by reference to Exhibit 10.6 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 1, 2003).

10.20
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
10.25
Retail Trademark License Agreement, dated November 13, 2001, as amended, between The Pillsbury Company and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.2 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 and Exhibit 10.29 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 1, 2003).
10.26
Stock Purchase Agreement, dated as of July 29, 2002, between International Multifoods Corporation and Wellspring Distribution Corp. (incorporated herein by reference to Exhibit 2.1 to Multifoods' Current Report on Form 8-K dated July 30, 2002).
10.27
Agreement and Plan of Merger, dated March 7, 2004, by and among The J. M. Smucker Company, International Multifoods Corporation and MIX Acquisition Corporation (incorporated herein by reference to Exhibit 2.1 to Multifoods' Current Report on Form 8-K dated March 7, 2004).
10.28
JMS Shareholders Agreement and Irrevocable Proxy, dated March 7, 2004, between International Multifoods Corporation and the Shareholders identified on the signature page thereto (incorporated herein by reference to Exhibit 2.2 to Multifoods' Current Report on Form 8-K dated March 7, 2004).
11	Computation of Earnings (Loss) Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
21	List of significant subsidiaries of International Multifoods Corporation.
23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of this Report.

(b)
Reports on Form 8-K

    During the quarter ended February 28, 2004, Multifoods furnished (1) a Current Report on Form 8-K dated December 5, 2003, relating to Dan C. Swander, former President and Chief Operating Officer, leaving the company at the end of February 2004, and (2) a Current Report on Form 8-K dated January 6, 2004, relating to Multifoods' financial results for its third quarter ended November 29, 2003.

  (c)
  See Exhibit Index and Exhibits attached to this Report.

  (d)
  See Financial Statement Schedule included at the end of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MULTIFOODS CORPORATION
Dated: April 27, 2004	By	/s/ GARY E. COSTLEY Gary E. Costley, Ph.D. Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GARY E. COSTLEY Gary E. Costley, Ph.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) and Director	April 27, 2004
/s/ JOHN E. BYOM John E. Byom	Senior Vice President—Finance, and Chief Financial Officer (Principal Financial Officer)	April 27, 2004
/s/ DENNIS R. JOHNSON Dennis R. Johnson	Vice President and Controller (Principal Accounting Officer)	April 27, 2004
/s/ CLAIRE L. ARNOLD Claire L. Arnold	Director	April 27, 2004
/s/ ISAIAH HARRIS, JR. Isaiah "Ike" Harris, Jr.	Director	April 27, 2004
/s/ JAMES M. JENNESS James M. Jenness	Director	April 27, 2004
/s/ JOSEPH G. PARHAM, JR. Joseph G. Parham, Jr.	Director	April 27, 2004
/s/ J. DAVID PIERSON J. David Pierson	Director	April 27, 2004

/s/ NICHOLAS L. REDING Nicholas L. Reding	Director	April 27, 2004
/s/ DOLPH W. VON ARX Dolph W. von Arx	Director	April 27, 2004

Independent Auditors' Report

The Board of Directors and Shareholders of
International Multifoods Corporation:

        Under date of March 30, 2004, we reported on the consolidated balance sheets of International Multifoods Corporation and subsidiaries as of February 28, 2004 and March 1, 2003, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended February 28, 2004, as contained in the Form 10-K for the fiscal year ended February 28, 2004. These consolidated financial statements and our report thereon are included herein for the fiscal year ended February 28, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 15. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Minneapolis, Minnesota
March 30, 2004

Schedule II

INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three years ended Feb. 28, 2004
(in thousands)

		Additions
Description	Balance at beginning of year	Net charges to costs and expenses	Deductions		Balance at end of year
Allowance deducted from assets for doubtful receivables:
Year ended Feb. 28, 2004	$1,272	$1,966	$818	(a)	$2,420

Year ended March 1, 2003	$675	$1,058	$461	(a)	$1,272

Year ended March 2, 2002	$1,255	$863	$1,443	(a)	$675

Note: (a)	Includes accounts charged off, net of recoveries, and foreign currency translation adjustments, which arise from changes in current rates of exchange.

Exhibit Index

3.1	Restated Certificate of Incorporation of International Multifoods Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 28, 1993).
3.2	Bylaws of International Multifoods Corporation, as amended to date.
4.1
Amended and Restated Credit Agreement, dated August 8, 2003, among International Multifoods Corporation, Robin Hood Multifoods Inc., the several lenders from time to time parties thereto, U.S. Bank National Association, as U.S. Administrative Agent and Canadian Administrative Agent, and The Bank of Nova Scotia, as Canadian Funding Agent (incorporated herein by reference to Exhibit 4.1 to Multifoods' Current Report on Form 8-K dated August 11, 2003).
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
10.1
Share Rights Agreement, dated as of September 15, 2000, between International Multifoods Corporation and Wells Fargo Bank Minnesota, N.A., as Rights Agent, as amended (incorporated herein by reference to Exhibit 1 to Multifoods' Registration Statement on Form 8-A dated September 22, 2000 and Exhibit 1 to Amendment No. 1 to Registration Statement on Form 8-A/A dated March 11, 2004).
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
10.9	Supplemental Deferred Compensation Plan of International Multifoods Corporation, Amended and Restated Effective January 1, 2004.*
10.10	Amendment to Employment Agreement, dated February 28, 2004, between International Multifoods Corporation and Gary E. Costley.*
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
10.14
Amendment to Supplemental Retirement Agreement, dated March 23, 2000, between Frank W. Bonvino and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.22 to Multifoods' Annual Report on Form 10-K for the fiscal year ended February 29, 2000).*
10.15
Severance Agreement, dated November 13, 2001, between Dan C. Swander and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.17 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 2, 2002).*
10.16
Memorandum of understanding, dated November 13, 2001, between Dan C. Swander and International Multifoods Corporation regarding supplemental retirement benefits (incorporated herein by reference to Exhibit 10.18 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 2, 2002).*
10.17	Leave of Absence Agreement dated, December 23, 2004, between International Multifoods Corporation and Dan C. Swander.*

10.18
Letter agreement, dated March 12, 2001, between James H. White and International Multifoods Corporation regarding offer of employment (incorporated herein by reference to Exhibit 10.20 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 1, 2003).*
10.19
Non-Qualified Stock Option Agreement, dated as of July 1, 1998, between International Multifoods Corporation and Daryl Schaller (incorporated herein by reference to Exhibit 10.6 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 1, 2003).
10.20
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
10.25
Retail Trademark License Agreement, dated November 13, 2001, as amended, between The Pillsbury Company and International Multifoods Corporation (incorporated herein by reference to Exhibit 10.2 to Multifoods' Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 and Exhibit 10.29 to Multifoods' Annual Report on Form 10-K for the fiscal year ended March 1, 2003).
10.26
Stock Purchase Agreement, dated as of July 29, 2002, between International Multifoods Corporation and Wellspring Distribution Corp. (incorporated herein by reference to Exhibit 2.1 to Multifoods' Current Report on Form 8-K dated July 30, 2002).
10.27
Agreement and Plan of Merger, dated March 7, 2004, by and among The J. M. Smucker Company, International Multifoods Corporation and MIX Acquisition Corporation (incorporated herein by reference to Exhibit 2.1 to Multifoods' Current Report on Form 8-K dated March 7, 2004).
10.28
JMS Shareholders Agreement and Irrevocable Proxy, dated March 7, 2004, between International Multifoods Corporation and the Shareholders identified on the signature page thereto (incorporated herein by reference to Exhibit 2.2 to Multifoods' Current Report on Form 8-K dated March 7, 2004).
11	Computation of Earnings (Loss) Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.

21	List of significant subsidiaries of International Multifoods Corporation.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of this Report.

QuickLinks

FORM 10-K TABLE OF CONTENTS
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
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Report of Independent Auditors
INTERNATIONAL MULTIFOODS CORPORATION and SUBSIDIARIES Consolidated Statements of Operations
INTERNATIONAL MULTIFOODS CORPORATION and SUBSIDIARIES Consolidated Balance Sheets
INTERNATIONAL MULTIFOODS CORPORATION and SUBSIDIARIES Consolidated Statements of Cash Flows
INTERNATIONAL MULTIFOODS CORPORATION and SUBSIDIARIES Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
Independent Auditors' Report
INTERNATIONAL MULTIFOODS CORPORATION AND SUBSIDIARIES Valuation and Qualifying Accounts Three years ended Feb. 28, 2004 (in thousands)
Exhibit Index